Form 10-K
period 2020-12-31
TWC Tech Holdings II Corp.
filed 2021-03-24
CIK 1819313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Registrant’s telephone number: (415) 780-9975

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Capital Market on September 11, 2020 and the registrant’s Class A common stock and redeemable warrant began trading on The Nasdaq Capital Market on November 2, 2020. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on December 31, 2020, as reported on the Nasdaq Capital Market, was $631,800,000. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2021, there were 60,000,000 shares of Class A common stock and 15,000,000 shares of Class B common stock of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report (“Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the proceeds of the forward purchase shares being available to us;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the availability to us of funds from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our certificate of incorporation currently in effect;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“completion window” is the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. The completion window ends September 15, 2022, or December 15, 2022 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by September 15, 2022;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of such securities;

●	“forward purchasers” are to several institutional accredited investors, some of which may be members of our sponsor, with which we have entered into the forward purchase agreements;

●	“forward purchase agreements” are to several forward purchase agreements providing for the sale of forward purchase shares by us to the forward purchasers in a private placement that will close concurrently with the closing of our initial business combination;

●	“forward purchase shares” are to shares of our Class A common stock to be sold as part of the forward purchase agreements;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof as described herein;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“permitted withdrawals” means amounts withdrawn to fund our working capital requirements, subject to an annual limit of $500,000, and/or to pay our taxes;

●	“private placement” are to a subscription of 9,666,667 warrants at a price of $1.50 per warrant ($14,500,000 in the aggregate) by our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in such offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and to any private placement warrants or warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees) following the consummation of our initial business combination;

●	“sponsor” are to TWC Tech Holdings II, LLC, a Delaware limited liability company and an affiliate of certain of our officers and directors;

●	“True Wind Capital” are to True Wind Capital Management, L.P., an affiliate of certain of our officers and directors;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and

●	“warrant exercise date” are to the date on which the warrants will become exercisable, which is the later of 30 days after the completion of our initial business combination and September 15, 2021;

●	“warrant expiration date” are to the date on which the warrants expire, which is five years after the completion of our initial business combination or earlier upon redemption or liquidation; and

●	“we,” “us,” “company,” “Company” or “our company” are to TWC Tech Holdings II Corp., a Delaware corporation.

PART I

Item 1.	Business.

General

We are an early stage blank check company recently formed as a Delaware corporation for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. True Wind Capital, a technology-focused private investment firm, is our advisory platform. Our Chief Executive Officer, Mr. Adam H. Clammer, and our Chairman, Mr. James H. Greene, Jr., are the founding partners of True Wind Capital. We expect to capitalize on the ability of our management team and the broader True Wind Capital platform to identify, acquire, and operate a business in the technology and technology-enabled services sectors that may provide opportunities for attractive long-term risk-adjusted returns, though we reserve the right to pursue an acquisition opportunity in any business or industry.

True Wind Capital

True Wind Capital is a San Francisco-based private equity firm managing $1.4 billion as of September 2020 that is focused on investing in leading technology companies with a broad mandate including software, financial technology, industrial technology, healthcare IT, internet, semiconductors, and IT services. True Wind Capital is a value-added partner, providing support and expertise that is rooted in its teams’ 75+ years of collective investing experience. True Wind Capital currently has a team of 15 full-time investment professionals with deep technology investing expertise.

We have utilized True Wind Capital’s platform to provide access to its team, deal prospects, and network, along with any necessary resources to aid in the identification, diligence, and operational support of a target for the initial business combination.

True Wind Capital was instrumental in launching Nebula Acquisition Corporation (“Nebula”), a special purpose acquisition company that completed its initial public offering in January 2018 in which it sold 27,500,000 units, each consisting of one share of Nebula common stock and one-third of one warrant to purchase one share of Nebula common stock for an offering price of $10.00 per unit, generating aggregate proceeds of $275,000,000. True Wind Capital sourced several acquisition targets for Nebula, which completed a business combination in June 2020 with Open Lending, a provider of lending enablement and risk analytics solutions to financial institutions. In addition to the proceeds from the initial public offering, Nebula contributed another $200 million in proceeds from a private placement completed at the time of the initial business combination. Open Lending’s common shares trade on Nasdaq under the symbol “LPRO.” The closing price of LPRO on December 31, 2020 was $34.96 per share. Including the warrants underlying the units, the return to investors who purchased units in Nebula’s initial public offering was 3.7x multiple of invested capital and an IRR of 55% through December 31, 2020. The performance of LPRO may not be indicative of our management team’s ability to successfully find a target business and to consummate an initial business combination.

Business Strategy

Our business strategy is to utilize True Wind Capital’s existing investment identification and evaluation platform to identify and complete our initial business combination with a company that our management believes, with proper utilization of our network and experience, has a compelling potential for value creation through our involvement. The True Wind Capital team leverages their vast investment experience, deep network and technology industry expertise to identify and generate attractive acquisition opportunities among technology companies with overall transaction values between $750 million and $2.5 billion. To the extent the purchase price for any acquisition to be paid in cash exceeds the net proceeds available to us, we may issue debt or equity to consummate the acquisition. Such additional financing may come in the form of bank financings or preferred equity, common equity or debt offerings or a combination of the foregoing. We believe True Wind’s experience and track record, along with its disciplined direct sourcing and thematic research approach, are particularly differentiated, and will enable us to successfully identify and execute an initial business combination. We leverage True Wind Capital’s extensive network of relationships, ranging from senior executives at public and private companies to financial advisory firms around the globe, to assist in the identification of a target for the initial business combination. True Wind Capital intends to dedicate its time and resources to conduct diligence in an effort to complete an initial business combination.

True Wind Capital and our management team has experience in:

●	Operating companies, setting and changing strategies, and identifying, mentoring and recruiting exceptional talent;

●	Developing and growing companies, both organically and through strategic transactions and acquisitions, and expanding the product range and geographic footprint of a number of target businesses;

●	Investing in leading private and public technology companies to accelerate their growth and maturation;

●	Sourcing, structuring, acquiring, and selling businesses;

●	Accessing the capital markets, including financing businesses and helping companies transition to public ownership; and

●	Fostering relationships with sellers, capital providers and target management teams.

Market Opportunity

We are pursuing opportunities with private, high-growth, and high-quality technology companies with an overall transaction value between $750 million and $2.5 billion. Given our management team’s extensive and diverse technology investing experience, we are seeking opportunities in software, hardware, and tech-enabled services businesses across a range of different sectors and end-markets. Furthermore, we are open to combining with businesses that are owned by founders and minority investors, private equity firms, and family-owned businesses. Private technology companies are at the forefront of innovation and have been driving disruption in legacy industries at an unprecedented pace, creating brand new markets and business models in the process. We believe that as these companies continue to scale, their addressable markets continue to expand, and they reach financial maturity, they will make fundamentally attractive long-term investments that will drive shareholder value creation. We believe that our mandate provides us with a broad pool of potential opportunities to complete an initial business combination with.

There has been a significant increase in the amount of capital available and deployed in private markets in recent years, not only from traditional venture capital firms but also other types of investors including hedge funds, mutual funds, and sovereign wealth funds. This has not only driven private technology company valuations higher but has resulted in them staying private longer as these companies now have greater access to growth capital and liquidity that the traditional IPO process has typically provided. We estimate that there are over 400+ private technology companies globally with a valuation, as of the last round of financing, in excess of $1 billion, which is more than double the number from four years prior. However, we believe that there are significant benefits to companies from being publicly traded at a certain stage of their development. These include increased brand awareness and development, the ability to create acquisition currency to pursue inorganic growth, and increased access to capital markets.

We believe that combining with a blank check company, especially one with a management team with extensive technology investing experience, will inherently be an attractive mechanism to go public. Given the current volatility experienced in both the stock market and debt capital markets as a result of the COVID-19 pandemic, it has become increasingly difficult for high-quality businesses that want to go public to do so on favorable terms. First, a traditional IPO process is inherently an inefficient mechanism for price discovery as pricing and terms of an offering remain unknown until the day of pricing of the offering, resulting in uncertainty of proceeds and valuation. Second, the traditional IPO book-build process can result in allocation decisions that leave companies with sub-optimal or short-term focused investors that further drive volatility and hinder management’s ability to drive long-term shareholder value creation. Furthermore, the nature of the IPO process, including sizeable regulatory requirements and document drafting, selection of underwriters, and investor roadshows and engagements, serves as an expensive distraction to management from the day-to-day operations of their business, especially in the current COVID-19 environment. We believe blank check companies provide a transparent and efficient mechanism to go public due to their ability to finalize terms of a transaction with a target prior to public disclosure and provide companies with a stable base of long-term focused investors that have conducted significant due diligence. Our previous involvement with Nebula and its combination with Open Lending (NASDAQ: LPRO), and our management team’s collective 50+ years of technology investing experience, provides us with significant differentiation in looking for combination opportunities compared to other technology-focused blank check companies.

Investment Criteria

We seek to identify companies that have compelling growth potential and a combination of the following characteristics. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

●	Large and growing market. We focus on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential;

●	Attractive, inherently profitable business with high operating leverage. We seek to invest in companies that we believe possess not only established business models and sustainable competitive advantages, but also inherently profitable unit economics;

●	Strong management teams. We spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time if needed;

●	Opportunity for operational improvements. We seek to identify businesses that we believe are stable but at an inflection point and would benefit from our ability to drive improvements in the company’s processes, go-to-market strategy, product or service offering, sales and marketing efforts, geographical presence and/or leadership team;

●	Differentiated products or services. We evaluate metrics such as recurring revenues, product life cycle, cohort consistency, pricing per product or customer, cross-sell success and churn rates to focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices;

●	Compelling growth prospects. We view growth as an important driver of value and seek companies whose growth potential can generate meaningful upside;

●	Minimal technology risk. We seek to invest in companies that have established market-tested product or service offerings; and

●	Appropriate valuations. We seek to be a disciplined and valuation-centric investor that invests on terms that we believe provide significant upside potential with limited downside risk.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Management Team

Our management team is led by our Chief Executive Officer, Mr. Clammer, and our Chairman, Mr. Greene, who are also the founding partners of True Wind Capital, who have worked together for over twenty years and who, collectively, have more than 50 years of private equity investing experience. We believe that they constitute one of the longest standing and most successful partnerships in technology private equity investing. Prior to founding True Wind Capital, Mr. Clammer and Mr. Greene were founding partners of the Kohlberg Kravis Roberts & Co. (“KKR”) Global Technology Group in 2004. At KKR, Mr. Clammer and Mr. Greene played a major role in over 30 platform investments with total transaction values in excess of $75 billion and more than $15 billion of invested equity, and were involved in investments across geographies, through a variety of different structures and amidst diverse economic cycles. These investments included some of the largest and most complex private equity deals in the technology industry. Success at this level requires the highest degree of diligence, financial and market analyses, process management, structuring abilities, operational knowhow and investment acumen.

As pioneers in the technology private equity industry, Mr. Clammer and Mr. Greene were required to build the KKR platform organically. This included: (i) building an exceptional investment team; (ii) creating and fostering relationships with industry leaders and bankers; (iii) formulating and executing new investment theses; (iv) developing and refining due diligence processes appropriate for highly technical businesses and markets; and (v) building networks of operating executives and knowledgeable advisors to rely on for investment input and portfolio management support. More recently, and without the benefit of the KKR brand, Mr. Clammer and Mr. Greene launched True Wind Capital, creating another exceptional team and raising a $558 million first time fund. Since the final close in January 2017, True Wind Capital has completed investments in six technology platforms and numerous add-on acquisitions across a range of structures and types including leveraged buyouts, management buyouts, growth equity, PIPEs, public-take-privates, and carve-outs.

Our management team is supported by True Wind Capital’s team of investment professionals who each have meaningful technology-related private equity and growth equity investing experience and possess extensive experience in corporate finance, mergers and acquisitions, equity and debt capital markets, strategic consulting, and operations. We believe that True Wind Capital’s operating expertise, transaction experience, and relationships provide us with a substantial number of attractive potential business combination targets.

The past performance of our management team or of True Wind Capital is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s performance as indicative of our future performance.

Our Acquisition Process

True Wind Capital believes that conducting comprehensive due diligence on prospective investments is particularly important within the technology industry. We have utilized and will continue to utilize the diligence, rigor, and expertise of True Wind Capital’s platform to evaluate potential targets’ strengths, weaknesses, and opportunities to identify the relative risk and return profile of any potential target for our initial business combination. Given our management team’s extensive tenure investing in technology companies, we are familiar with the prospective target’s end-market, competitive landscape and business model.

In evaluating a prospective initial business combination, we have conducted and will continue to conduct a thorough diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, financial analyses and technology reviews, as well as a review of other information that will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with True Wind Capital, our sponsor, our officers, or our directors, subject to certain approvals and consents. In the event we seek to complete our initial business combination with a company that is affiliated with True Wind Capital, our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view. Currently, we are not aware of an affiliate of True Wind Capital that would make a suitable target for our initial business combination.

Members of our management team may directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and many of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities, including Nebula Caravel Acquisition Corp. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including Nebula Caravel Acquisition Corp., he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination, aside from Nebula Caravel Acquisition Corp.

We have entered into forward purchase agreements with the forward purchasers that provide for the aggregate purchase of at least $100,000,000 of Class A common stock at $10.00 per share, in a private placement that will close concurrently with the closing of our initial business combination. The forward purchasers’ commitments under the forward purchase agreements are subject to certain conditions as described herein. The obligations under the forward purchase agreements will not depend on whether any shares of Class A common stock are redeemed by our public stockholders. The forward purchasers will not receive any shares of Class B common stock or warrants as part of the forward purchase agreements; these shares will be identical to the shares of Class A common stock included in the units being sold in our initial public offering, except that the forward purchase shares will be subject to certain transfer restrictions and have certain registration rights, as described herein.

Our sponsor, officers, directors and True Wind Capital may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers, directors and True Wind Capital could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

We have filed a registration statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following September 15, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Our executive offices are located at Four Embarcadero Center, Suite 2100, San Francisco, CA 94111, and our telephone number is (415) 780-9975. We maintain a corporate website at www.truewindcapital.com/nebula-caravelacqcorp. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Report. You should not rely on any such information in making your decision whether to invest in our securities.

Sourcing of Potential Business Combination Targets

We anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses will continue to be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources will also continue to introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, will continue to bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We have engaged the services of professional firms or other individuals that specialize in business acquisitions, and we may engage other firms or other individuals in the future, in which event we are paying or may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction, only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, are allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements are not used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with True Wind Capital, our sponsor, our officers, or our directors, subject to certain approvals and consents. In the event we seek to complete our initial business combination with a company that is affiliated with True Wind Capital, our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to us from a financial point of view. Currently, we are not aware of an affiliate of True Wind Capital that would make a suitable target for our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including Nebula Caravel Acquisition Corp., he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described above).

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following September 15, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available in the trust account for a business combination initially in the amount of $579,000,000 assuming no redemptions and after payment of $21,000,000 of deferred underwriting fees and at least $100,000,000 in proceeds from the sale of the forward purchase shares, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Significant Activities Since Inception

On September 15, 2020, the Company consummated its IPO of 60,000,000 units (the “Units”), including 7,500,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option (the “Over-Allotment Units”; collectively with the Initial Units, the “Units”). Each Unit consists of one share of Class A common stock, $0.0001 par value per share (“Class A common stock”), and one-third of one warrant (“Public Warrant”), each whole warrant entitling the holder to purchase one share of Class A common stock at $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $600,000,000. As a result of the underwriters’ partial exercise of the over-allotment option, the Company’s sponsor, TWC Tech Holdings II, LLC (the “Sponsor”), forfeited 93,750 shares of Class B common stock. Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of an aggregate of 9,666,667 warrants (“Placement Warrants”) at a price of $1.50 per Placement Warrant, generating total proceeds of $14,500,000.

A total of $600,000,000 of the net proceeds from our initial public offering (including the partial over-allotment) and the private placement of warrants to our sponsor were deposited in a trust account established for the benefit of the Company’s public stockholders.

Our units began trading on September 11, 2020 on The Nasdaq Capital Market under the symbol “TWCTU.” Commencing on November 2, 2020, the securities comprising the units began separate trading. The units, common stock, and warrants are trading on The Nasdaq Capital Market under the symbols “TWCTU,” “TWCT” and “TWCTW,” respectively.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants and the sale of the forward placement shares, if any, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds in connection with the completion of our initial business combination through a private offering of equity securities or debt securities or loans, and we may effectuate our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (net of amounts disbursed to management for working capital purposes and excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we have conducted and will continue to conduct a thorough due diligence review which encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases of Our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our initial stockholders, directors, officers, advisors or any of their respective affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase public shares in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities when they are in possession of any material non-public information and (2) to clear all trades with our compliance personnel or legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors and/or any of their respective affiliates may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their respective affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or any of their respective affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or any of their respective affiliates will purchase shares only if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or any of their respective affiliates will be restricted from making purchases of common stock if such purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2020 was approximately $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we are required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 15% or more of the shares sold in our initial public offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only the time of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There are no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares, it will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available in the trust account for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor are not liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. Delaware law provides that if the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we are complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers and independent registered public accounting firm) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of permitted withdrawals and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Risk Factors — If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that applies to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in complete our initial business combination within the completion window or with respect to any other material provisions relating to the rights of holders of our Class A Common Stock or pre-initial business combination business activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers and directors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that, unless otherwise required by applicable law or stock exchange rules, we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, in each case, net of permitted withdrawals, except as to any claims by a third party that executed a waiver of any and all rights to the monies held in the trust account (whether any such waiver is enforceable) and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Employees

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time that any such person devotes in any time period to our company may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following September 15, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the company and its operations:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; and

●	our financial performance following our initial public offering.

Additionally, we are supplementing in this Report with the following risk factor:

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the valuations of business combination targets and the cost of our initial business combination, and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated September 10, 2020.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We do not own any real estate or other physical properties materially important to our operation. We currently maintain our principal executive offices at Four Embarcadero Center, Suite 2100, San Francisco, CA 94111. An affiliate of our sponsor provides this office space to us at no cost. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “TWCTU,” “TWCT” and “TWCTW,” respectively. Our units commenced public trading on September 11, 2020, and our Class A common stock and warrants commenced separate public trading on November 2, 2020.

Holders

On March 23, 2021, there was 1 holder of record of our units, 1 holder of record of our Class A common stock and 1 holder of record of our warrants.

Dividends

We have not paid or declared any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of the board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds

On September 15, 2020, we consummated our initial public offering of 60,000,000 units, which included 7,500,000 units issued pursuant to the partial exercise by the underwriters of their over-allotment option. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $600,000,000. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-240330). The SEC declared the registration statement effective on September 10, 2020.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 9,666,667 private placement warrants to our sponsor at a purchase price of $1.50 per private placement warrant, generating gross proceeds to us of $ 14,500,000. The private placement warrants are identical to the warrants sold as part of the warrants in our initial public offering, except as otherwise disclosed in the registration statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

A total of $600,000,000, comprised of $588,000,000 of the proceeds from our initial public offering (which amount included $21,000,000 of the underwriters’ deferred discount) and $12,000,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by American Stock Transfer & Trust Company, LLC, acting as trustee.

We paid a total of $12,000,000 in underwriting discounts and commissions excluding deferred underwriting discount of $21,000,000 and approximately $638,000 for other costs and expenses related to the initial public offering.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Form 10-K.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 20, 2020 (inception) through December 31, 2020, we had a net loss of approximately $183,000 which consisted of approximately $146,000 in general and administrative costs and approximately $90,000 in franchise tax expense, partly offset by gain on investments held in Trust Account of approximately $54,000.

Liquidity and Capital Resources

As of December 31, 2020, we had approximately $1.5 million in our operating bank account, working capital of approximately $1.7 million, and approximately $54,000 interest income available in the Trust Account to pay for our tax obligations, if any.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, our Sponsor advanced approximately $264,000 to us under a promissory note (the “Note”). The Company repaid the Note in full as of September 21, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of December 31, 2020, there were no amounts outstanding under the Working Capital Loan.

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

Related Party Loans

On July 20, 2020, our Sponsor agreed to loan us an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to the “Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $264,000 under the Note and repaid this Note in full as of September 15, 2020. As of December 31, 2020, the Company has an outstanding amount of $5,401 payable to True Wind Capital LLC for certain reimbursable expenses and other expenses paid on the Company's behalf.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 57,570,478 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Our statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $0 for the period from July 20, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $183,000, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements and notes thereto begin on Page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Adam H. Clammer	50	Chief Executive Officer, President and Director
James H. Greene, Jr.	70	Chairman of the Board of Directors
Rufina A. Adams	40	Chief Financial Officer
Lee Kirkpatrick	60	Director
Scott W. Wagner	50	Director
Darren Thompson	57	Director
Brandon Van Buren	38	Director
Alexi A. Wellman	50	Director

Adam H. Clammer has been our Chief Executive Officer and a Director since inception. Since September 2020, he has served as Chief Executive Officer, President and a director of Nebula Caravel Acquisition Corp. (NASDAQ: NEBC). Mr. Clammer is a Founding Partner of True Wind Capital, a private equity fund manager focused on the technology industry, where he serves on the Investment Committee and is responsible for all aspects of managing the firm. Prior to founding True Wind Capital in 2015, Mr. Clammer was with KKR, a global investment manager, which he joined in 1995. At KKR, Mr. Clammer co-founded and led the Global Technology Group from 2004 to 2013, was a senior member of the Healthcare Group, and participated in investments across multiple industries. He served on public company boards as a director of AEP Industries (NASDAQ: AEPI), a manufacturer of flexible plastic packaging films, from 1999 to 2004, a director of Zhone Technologies (NASDAQ: ZHNE), a provider of communications network equipment, from 2002 to 2006, a director of MedCath (NASDAQ: MDTH), a cardiovascular services provider, from 2002 to 2008, a director of Jazz Pharmaceuticals (NASDAQ: JAZZ), a biopharmaceutical company, from 2004 to 2007, a director of Avago, now Broadcom (NASDAQ: AVGO), a designer of analog semiconductors, from 2005 to 2013, a director of NXP (NASDAQ: NXPI), a manufacturer of semiconductor chips, from 2007 to 2010, a director of Eastman Kodak (NYSE: KODK), a provider of imaging products and services, from 2009 to 2011, and a director of Nebula Acquisition Corporation (NASDAQ: NEBU), a special purpose acquisition company, from 2018 to 2020. Mr. Clammer served on several private company boards including Aricent, GoDaddy, and TASC among others, as well as a member of the operating committee of SunGard Data Systems. Mr. Clammer currently serves as a director of The Switch, a video solutions service provider, since 2016, as Chairman of the Board of ARI Network Services, a sales-focused software and marketing services provider, since 2017 as a director of Pegasus Transtech (“Transflo”), a software and solutions provider to the transportation industry, since 2017 and as a director of Open Lending (NASDAQ: LPRO), a lending enablement platform for the automotive finance market, since 2020. Prior to joining KKR, Mr. Clammer worked in the Mergers & Acquisitions group at Morgan Stanley in New York and Hong Kong from 1992 to 1995. He holds a B.S. in Business Administration from the University of California, Berkeley and an M.B.A. from Harvard Business School, where he was a Baker Scholar. Mr. Clammer is well-qualified to serve on our Board due to his extensive investment, technology industry, and publicly-listed company experience.

James H. Greene, Jr. has been our Chairman and a Director since inception. Since September 2020, he has served as Chairman of Nebula Caravel Acquisition Corp. (NASDAQ: NEBC), since February 2021, he has served as Chief Executive Officer, Chairman and a director of Bilander Acquisition Corp. (NASDAQ: TWCB), since February 2021, he has served as Chief Executive Officer, Chairman and a director of Galliot Acquisition Corp. (NASDAQ: TWCG), since March 2021, he has served as Chief Executive Officer, Chairman and a director of Brigantine Acquisition Corp. (NASDAQ: BRIG) and since March 2021, he has served as Chief Executive Officer, Chairman and a director of Mistico Acquisition Corp. (NASDAQ:TWCM). Mr. Greene is a Founding Partner of True Wind Capital, a private equity fund manager focused on the technology industry, where he serves on the Investment Committee and is responsible for all aspects of managing the firm. Prior to founding True Wind Capital in 2015, Mr. Greene was with Kohlberg Kravis Roberts & Co. (“KKR”), a global investment manager which he joined in 1986, became a Partner in 1993, a Member in 1996 and an Advisory Partner in 2013. At KKR, Mr. Greene co-founded and led the Global Technology Group from 2004 to 2010. In 2010, he became head of the Global Industrial Group, a position he held until 2013. Mr. Greene played a key role in many of KKR’s most notable buyouts through the late 1980’s and 1990’s. He served on public company boards as a director of Safeway (NYSE: SWY), a grocery store chain, from 1987 to 2004, a director of Owens-Illinois (NYSE: OI), a glass container manufacturer, from 1987 to 2005, a director of RJR Nabisco (NYSE: NGH), an American food and tobacco conglomerate, from 1989 to 1995, a director of The Vons Company (NYSE: VON), a grocery store chain, from 1993 to 1997, a director of RELTEC (NASDAQ: RLT), a telecommunications systems manufacturer, from 1995 to 2000, a director of Accuride (NYSE: ACW), a provider of commercial vehicle components, from 1998 to 2007, a director of Zhone Technologies (NASDAQ: ZHNE), a provider of communications network equipment, from 1999 to 2010, a director or Shoppers Drug Mart (TSE: SC), a drug store chain, from 2000 to 2005, a director of Amphenol (NYSE: APH), a provider of electronic components, from 2003 to 2005, a director of Alliance HealthCare (NASDAQ: AIQ), a provider of outsourced healthcare services, from 2003 to 2006, a director of Avago, now known as Broadcom (NASDAQ: AVGO), a designer of analog semiconductors, from 2005 to 2010, a director of Sun Microsystems (NASDAQ: JAVA), a provider of computer hardware and software, from 2008 to 2010, and a director of Nebula Acquisition Corporation (NASDAQ: NEBU), a special purpose acquisition company, from 2018 to 2020. Mr. Greene served on several private company boards including Aricent, Capital Safety, Capsugel, SunGard Data Systems, TASC, and Tenovis, among others. Mr. Greene currently serves as Chairman of the Board of Pegasus Transtech (“Transflo”), a software and solutions provider to the transportation industry, since 2017, a director of Western New York Energy, a provider of renewable energy and ethanol, since 2006, a director of Zix (NASDAQ: ZIXI), an email security and productivity solutions provider, since 2019, and a director of Sysnet Global Solutions, a PCI compliance solutions provider, since 2020. Prior to joining KKR, Mr. Greene spent 14 years in banking as a Vice President at Bankers Trust Company where he was involved with management buyout financings, merger and acquisition advisory assignments, and other corporate finance activities. He graduated from the Wharton School, majoring in accounting, and holds a B.S. in Economics from the University of Pennsylvania. He is also an Emeritus Trustee of the University of Pennsylvania, and a member of the Executive Committee and Board of Penn Medicine, which includes the Perelman School of Medicine and the University of Pennsylvania Health System. Mr. Greene is well-qualified to serve on our Board due to his extensive capital markets, merger and acquisition, investment, executive compensation, banking, technology industry, and publicly listed company experience.

Rufina A. Adams has been our Chief Financial Officer since inception. Since September 2020, she has served as Chief Financial Officer and Secretary of Nebula Caravel Acquisition Corp. (NASDAQ: NEBC). since February 2021, she has served as Chief Financial Officer of Bilander Acquisition Corp. (NASDAQ: TWCB), since February 2021, she has served as Chief Financial Officer of Galliot Acquisition Corp. (NASDAQ: TWCG), since March 2021, she has served as Chief Financial Officer of Brigantine Acquisition Corp. (NASDAQ: BRIG) and since March 2021, she has served as Chief Financial Officer of Mistico Acquisition Corp. (NASDAQ: TWCM). Mrs. Adams is True Wind’s Chief Financial Officer and has the responsibility for all financial and regulatory reporting matters, in addition to the firm’s compliance and cybersecurity initiatives. She joined True Wind Capital in 2015 and served as a director of Nebula Acquisition Corporation (NASDAQ: NEBU), a special purpose acquisition company, from 2019 to 2020. Prior to joining True Wind Capital, Mrs. Adams was the Controller at Discovery Digital Networks, or DDN, a multi-channel Internet television and digital cable network, where she managed the accounting department and its successful integration following its acquisition by Discovery Communications (NASDAQ: DISCA), a mass-media company, in 2012. In addition, Mrs. Adams handled the integration of accounting and operations for DDN’s early acquisitions. Prior to joining DDN in 2008, Mrs. Adams was a Senior Investment Accountant for The Blackstone Group (NYSE: BX), a private equity and asset manager, from 2007 to 2008 in New York where she gained experience in private equity accounting and investor relations. Prior to joining the Blackstone Group, she was an Audit Senior for Deloitte and Touche in San Jose, CA from 2004 to 2006. Mrs. Adams holds a B.S. in Accounting from Santa Clara University and is an inactive licensed CPA in the state of New York.

Lee Kirkpatrick serves as one of our Directors since January 2021. Mr. Kirkpatrick will serve as a director and member of the audit and compensation committees of Bilander Acquisition Corp. (NASDAQ: TWCB) as of the effective date of its registration statement, and as a director and member of the audit and compensation committees of Galliot Acquisition Corp. (NASDAQ: TWCG) as of the effective date of its registration statement. Mr. Kirkpatrick is the founder of Kirkpatrick Capital & Advisory, an advisory firm providing consulting services to technology companies since March 2019. Mr. Kirkpatrick served as the Chief Financial Officer of Twilio Inc. (NYSE: TWLO), a cloud communications platform service provider, from May 2012 to December 2018. From November 2010 to December 2011, Mr. Kirkpatrick served as Chief Financial Officer of SAY Media, Inc., a digital media and advertising firm formed by the combination of VideoEgg, Inc. and SixApart, Ltd. From January 2007 to November 2010, Mr. Kirkpatrick served as Chief Operating Officer and Chief Financial Officer of VideoEgg, Inc., an online advertising network. From April 2000 to December 2006, Mr. Kirkpatrick served in several roles, including as Chief Operating Officer and Chief Financial Officer, at Ofoto Inc., an online photography service, which was acquired by Eastman Kodak Company in 2001 and later renamed the Kodak Imaging Network. From March 1998 to March 2000, Mr. Kirkpatrick served as Chief Financial Officer of iOwn, Inc., an online real estate services website, which was acquired by CitiMortgage, Inc. in 2001. From March 1997 to February 1998, Mr. Kirkpatrick served as Chief Financial Officer of HyperParallel, Inc., a data mining software company, which was acquired by Yahoo! Inc. in 1998. From August 1988 to February 1997, Mr. Kirkpatrick served in several roles at Reuters Group PLC, a financial information and news service company, including as Manager of Special Projects, District Finance Manager and Director of Finance and Operations. Mr. Kirkpatrick holds a B.S. in Business Administration from the University of Southern California and an M.B.A. from Columbia University. Mr. Kirkpatrick is well-qualified to serve on our Board due to his extensive corporate finance, technology industry, and publicly-listed company experience.

Scott W. Wagner serves as one of our Directors since November 2020. Mr. Wagner served as CEO of GoDaddy (NYSE: GDDY) from 2017 to 2019, and prior to that, as President/Chief Operations Officer/Chief Financial Officer from 2012 to 2017. During Mr. Wagner’s tenure, GoDaddy evolved from its successful founding as the leading domain name registrar in the United States into a global software-as-a-service (SaaS) company, capable of helping everyday entrepreneurs start, create, grow and manage their ideas successfully. Mr. Wagner also served as a director of GoDaddy from 2017 to 2019. Prior to GoDaddy, Mr. Wagner was with KKR, a global investment manager, which he joined in 2000. At KKR, Mr. Wagner was a founding member and helped lead the Capstone value creation team, which worked with KKR investment companies to grow and improve. Mr. Wagner currently serves as a director and member of the audit and compensation committees of Nebula Caravel Acquisition Corp. (NASDAQ: NEBC), a special purpose acquisition company, since December 2020, as a director and member of the audit and compensation committees of Nebula Caravel Acquisition Corp. (NASDAQ: NEBC), a blank check company, since December 2020, and as a director of Scalefast, a digital commerce solutions provider, since 2020. Mr. Wagner will serve as a director and member of the audit and compensation committees of Bilander Acquisition Corp. (NASDAQ: TWCB) as of the effective date of its registration statement, as a director and member of the audit and compensation committees of Galliot Acquisition Corp. (NASDAQ: TWCG) as of the effective date of its registration statement, and as a director of Stratim Cloud Acquisition Corp. (NASDAQ: SCAQ), a special purpose acquisition company, since March 2021, as a director and member of the audit and compensation committees of Brigantine Acquisition Corp. (NASDAQ: BRIG) as of the effective date of its registration statement and as a director and member of the audit and compensation committees of Mistico Acquisition Corp. (NASDAQ:TWCM) as of the effective date of its registration statement. Prior to joining KKR, Mr. Wagner worked with the Boston Consulting Group in Chicago and Madrid from 1992 to 1995. He holds a B.A. in Economics with distinction, magna cum laude, from Yale University and an M.B.A. from Harvard Business School. Mr. Wagner is well qualified to serve on our Board of Directors due to his extensive operational and management experience on a global level in the technology industry.

Darren Thompson has served our Director since November 2020. He has more than 25 years of executive leadership experience in the financial services and real estate industries. Since 2018, Mr. Thompson has been the Chief Financial Officer of Bowery Farming, a tech-enabled indoor vertical farming company. From 2016 to 2017, Mr. Thompson was the President of Spruce Finance, a technology-enabled consumer finance company serving the energy efficiency and solar marketplace. From 2015 to 2016, Mr. Thompson was formerly the Chief Financial Officer and Executive Vice President of Strategy for B2R Finance and Lending.com, both Blackstone-owned real estate lending companies. From 2011 to 2015, he was also an advisory partner to RailField Realty Partners LLC, an apartment investment and asset management company. Prior to this, Mr. Thompson was President of Avenue Mortgage Corp., the real estate investment subsidiary of Avenue Capital Group, a New York-based fixed-income hedge fund. He formerly served as a trustee and Audit Committee chairman for Avenue Capital Group’s public credit mutual funds. He also served as a director and Audit Committee chairman for Boulevard Acquisition Corp. (NASDAQ: BLVD), a special purpose acquisition company that consummated its initial public offering in 2014 and its initial business combination in 2015, acquiring AgroFresh, The Dow Chemical Company’s post-harvest specialty chemical business; Mr. Thompson resigned from his position as a director in connection with the consummation of the initial business combination. Mr. Thompson currently serves as a director and member of the audit committee of Nebula Caravel Acquisition Corp. (NASDAQ: NEBC), a special purpose acquisition company, since December 2020. Mr. Thompson will serve as a director and member of the audit committee of Bilander Acquisition Corp. (NASDAQ: TWCB) as of the effective date of its registration statement and, as a director and member of the audit committee of Galliot Acquisition Corp. (NASDAQ: TWCG) as of the effective date of its registration statement, as a director and member of the audit committee of Brigantine Acquisition Corp. (NASDAQ: BRIG) as of the effective date of its registration statement and as a director and member of the audit committee of Mistico Acquisition Corp. (NASDAQ:TWCM) as of the effective date of its registration statement. Mr. Thompson served as a regional judge for the White House Fellows Program and is a former member of the governing board of the Robert Toigo Foundation (which seeks to promote diversity in the financial services industry). Mr. Thompson graduated from Harvard College with honors in biochemistry and has an M.B.A. from Harvard Business School. Mr. Thompson is well qualified to serve on our Board of Directors because of his private investment advisory experience, his business experience in operating companies in finance and technology, and his board experience with public and private companies.

Brandon Van Buren has served our Director since November 2020. Mr. Van Buren is a Partner at True Wind Capital, a private equity fund manager focused on the technology industry, which he joined in 2017 and where he serves on the Investment Committee. From 2014 to 2017, Mr. Van Buren was a Principal at Google Capital, the private investment arm of Alphabet Inc. (NASDAQ: GOOG), where he led growth equity investments within the technology, media, and telecommunications sectors. Prior to joining Google Capital, Mr. Van Buren was with KKR, a global investment manager, from 2010 to 2012 where he executed leveraged buyout transactions within the technology space. Mr. Van Buren currently serves as a director of Zix (NASDAQ: ZIXI), an email security and productivity solutions provider, since 2019, as a director of Open Lending (NASDAQ: LPRO), a lending enablement platform for the automotive finance market, since 2020 and as a director of Nebula Caravel Acquisition Corp. (NASDAQ: NEBC), a special purpose acquisition company, since December 2020, as a director of Bilander Acquisition Corp. (NASDAQ: TWCB) since February 2021, and as a director of Galliot Acquisition Corp. (NASDAQ: TWCG) since February 2021, as a director of Brigantine Acquisition Corp. (NASDAQ: BRIG) since March 2021 and as a director of Mistico Acquisition Corp. (NASDAQ:TWCM) since March 2021. Mr. Van Buren holds a B.S. in Business Administration with concentrations in Finance and Accounting from California Polytechnic State University, San Luis Obispo and an M.B.A. from Harvard Business School, where he was a Baker Scholar. Mr. Van Buren is well-qualified to serve on our Board due to his significant investment, technology industry, and publicly listed company experience.

Alexi A. Wellman has served our Director since November 2020. Ms. Wellman is the Chief Financial and Accounting Officer at Altaba Inc., a closed-ended management investment company, which she joined in 2017. Ms. Wellman was the Vice President, Global Controller of Yahoo Inc. (NASDAQ: YHOO) from 2015 to 2017 and prior to that role, served as Vice President, Finance from 2013 to 2015. From 2011 to 2013, Ms. Wellman served as Chief Financial Officer of Nebraska Book Company, Inc. Prior to that, Ms. Wellman served as a Partner at KPMG LLP from 2004 to 2011. Ms. Wellman currently serves as a director of V2verify, a voice biometrics and identity management solutions provider, since 2018, a director of MatMaCorp, a developer of comprehensive diagnostic testing solutions, since 2020 and a director and member of the audit and compensation committees of Nebula Caravel Acquisition Corp. (NASDAQ: NEBC) since December 2020. Ms. Wellman will serve as a director and member of the audit and compensation committees of Bilander Acquisition Corp. (NASDAQ: TWCB) as of the effective date of its registration statement, and as a director and member of the audit and compensation committees of Galliot Acquisition Corp. (NASDAQ: TWCG) as of the effective date of its registration statement as a director and member of the audit and compensation committees of Brigantine Acquisition Corp. (NASDAQ: BRIG) as of the effective date of its registration statement and as a director and member of the audit and compensation committees of Mistico Acquisition Corp. (NASDAQ:TWCM) as of the effective date of its registration statement. She previously served as a director of Endurance International Group (NASDAQ: EIGI) from 2018 to 2021 and as a director of Yahoo Japan (TYO: 4689) from 2016 to 2018. Ms. Wellman holds a B.S. in Accounting & Business Management from the University of Nebraska. Ms. Wellman is well-qualified to serve on our Board due to her extensive accounting, corporate finance, and strategic planning experience, as well as her service on the boards of directors of several public and private companies.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by a majority of at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Kirkpatrick, Wagner and Ms. Wellman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Thompson and Mr. Van Buren will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Clammer and Greene, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board that includes any directors representing our sponsor then on our board, or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provides that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Messrs. Kirkpatrick, Wagner, Thompson and Ms. Wellman, and Mr. Kirkpatrick serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Thompson qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Messrs. Kirkpatrick, Wagner and Ms. Wellman.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Kirkpatrick, Wagner, Thompson and Ms. Wellman. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business.

Availability of Documents

We have filed a copy of our form of Code of Ethics, our audit committee charter and our compensation committee charter as exhibits to the registration statement filed in connection with our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.

Executive Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned(2)	% of Class
TWC Tech Holdings II, LLC(3)			14,887,500	99.3%
Adam H. Clammer(3)			14,887,500	99.3%
James H. Greene, Jr.(3)			14,887,500	99.3%
Rufina Adams			—	—
Lee Kirkpatrick			25,000	*
Scott Wagner			25,000	*
Darren Thompson			25,000	*
Brandon Van Buren			—	—
Alexi A. Wellman			25,000	*
All executive officers and directors as a group (8 individuals)			14,987,500	99.9%
Light Street Capital Management, LLC(4)	5,000,000	8.3%
Millennium Management LLC(5)	4,639,029	7.7%
Weiss Asset Management LP(6)	3,574,919	6.0%
Glazer Capital, LLC(7)	3,243,100	5.4%
Empyrean Capital Overseas Master Fund, Ltd.(8)	3,123,104	5.2%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o TWC Tech Holdings II Corp., Four Embarcadero Center, Suite 2100, San Francisco, CA 94111.

(2)	Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment.

(3)	TWC Tech Holdings II, LLC is the record holder of the shares of Class B common stock reported herein. TWC SPAC Aggregator II, LLC is the managing member of TWC Tech Holdings II, LLC. TWC Employee SPAC Aggregator II, LLC is the managing member of TWC SPAC Aggregator II, LLC. True Wind Capital Management, L.P. is the managing member of TWC Employee SPAC Aggregator II, LLC. True Wind Capital Management GP, LLC, is the general partner of True Wind Capital Management, L.P. As the managing members of True Wind Capital Management GP, LLC, Mr. Greene and Mr. Clammer may be deemed to have or share beneficial ownership of the Class B common stock held directly by TWC Tech Holdings II, LLC. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)

According to Schedule 13G filed with the SEC on September 21, 2020 by Light Street Capital Management, LLC (“LSCM”), Glen Thomas Kacher (“Mr. Kacher”) and Light Street Mercury Master Fund, L.P. (“Mercury”). The address of the business office of each of these entities and individual is 525 University Avenue, Suite 300, Palo Alto, CA 94301. The shares reported herein are held for the account of Mercury, an exempted limited partnership in the Cayman Islands. LSCM serves as investment adviser and general partner to Mercury, and, in such capacity, exercises voting and investment power over the shares held in the account for Mercury. Mr. Kacher is the Chief Investment Officer of LSCM.

(5)

According to Schedule 13G filed with the SEC on January 28, 2021 by Integrated Core Strategies (US) LLC, Riverview Group LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander. The address of the business office of each of these entities and individual is c/o Millennium Management LLC, 666 Fifth Avenue, New York, New York 10103. As of the close of business on December 31, 2020, the reporting persons beneficially owned an aggregate of 4,639,029 shares of Class A common stock as a result of holding 3,261,828 shares of Class A common stock and 1,377,201 units. Specifically, as of the close of business on December 31, 2020:

(i) Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”), beneficially owned 2,531,529 shares of Class A common stock as a result of holding 2,261,829 shares of Class A common stock and 269,700 units;

(ii) Riverview Group LLC, a Delaware limited liability company (“Riverview Group”), beneficially owned 1,000,000 shares of Class A common stock as a result of holding 999,999 shares of Class A common stock and 1 unit; and

(iii) ICS Opportunities, Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”), beneficially owned 1,107,500 shares of Class A common stock as a result of holding 1,107,500 units, which together with the shares of Class A common stock beneficially owned by Integrated Core Strategies and Riverview Group represented 4,639,029 shares of Class A common stock or 7.7% of Class A common stock outstanding.

Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities.

Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of the managing member of Integrated Core Strategies and Riverview Group and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities.

Millennium Group Management LLC, a Delaware limited liability company (“Millennium Group Management”), is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and Riverview Group. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities.

The managing member of Millennium Group Management is a trust of which Israel A. Englander, a United States citizen (“Mr. Englander”), currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities.

(6)

According to Schedule 13G filed with the SEC on February 12, 2021 by Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), WAM GP LLC, a Delaware limited liability company (“WAM GP”) and Andrew M. Weiss, Ph.D., a United States citizen (“Andrew Weiss”). The address of the business office of each of these entities and individual is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116. Weiss Asset Management is the sole investment manager to a private investment partnership, (the “Partnership”) and a private investment fund (“Fund”). WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Fund. Each of WAM GP, Weiss Asset Management, and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein.

(7)	According to Schedule 13G filed with the SEC on February 16, 2021 by Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the shares of Class A common stock held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and Mr. Paul J. Glazer (“Mr. Glazer”), who serves as the Managing Member of Glazer Capital, with respect to the shares of Class A common stock held by the Glazer Funds. The address of the business office of the entity and individual is 250 West 55th Street, Suite 30A, New York, New York 10019.

(8)	According to Schedule 13G filed with the SEC on February 11, 2021 by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”), Empyrean Capital Partners, LP (“ECP”) and Mr. Amos Mero. The address of the business office of each of these entities and individual is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067. ECOMF is the record holder of the shares reported herein. ECP serves as investment manager to ECOMF with respect to the Class A common stock directly held by ECOMF. Mr. Amos Meron serves as the managing member of Empyrean Capital, LLC, the general partner of ECP, with respect to the Class A common stock directly held by ECOMF.

The table above does not include the shares of common stock underlying the private placement warrants or forward purchase securities held or to be held by our sponsor because these securities are not exercisable within 60 days of this Report.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In July 2020, our sponsor purchased an aggregate of 15,093,750 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. In July 2020, our sponsor transferred 25,000 founder shares to each of Mr. David Kerko, our former Director, and Mr. Wagner and in August 2020, our sponsor transferred a further 25,000 founder shares to each of Mr. Thompson and Ms. Wellman, our independent directors, in each case at the original per share purchase price. In September 2020, 93,750 founder shares held by our sponsor were forfeited as a result of the partial exercise of underwriters’ over-allotment option. In December 2020, Mr. Kerko transferred 12,500 founder shares to our sponsor for no consideration as a result of his resignation from the Board. In January 2021, our sponsor transferred 25,000 founder shares to Mr. Kirkpatrick.

Our sponsor has purchased an aggregate of 9,666,667 private placement warrants for a purchase price of $14,500,000, or $1.50 per warrant, that will also be worthless if we do not complete our initial business combination. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including Nebula Caravel Acquisition Corp., he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us, including to Nebula Caravel Acquisition Corp.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our initial public offering, our sponsor advanced approximately $264,000 to us under a promissory note to cover expenses related to our initial public offering. We repaid the promissory note in full on September 15, 2020.

In connection with the consummation of our initial public offering, we have entered into forward purchase agreements with several institutional accredited investors (including an affiliate of our sponsor), which we refer to herein as forward purchasers, that provide for the aggregate purchase of at least $100,000,000 of Class A common stock at $10.00 per share, in a private placement that will close concurrently with the closing of our initial business combination. The forward purchasers’ commitments under the forward purchase agreements are subject to certain conditions, as described herein. The obligations under the forward purchase agreements will not depend on whether any shares of Class A common stock are redeemed by our public stockholders. The forward purchasers will not receive any warrants as part of the forward purchase agreements; these shares will be identical to the shares of Class A common stock included in the units being sold in our initial public offering, except that the forward purchase shares will be subject to certain transfer restrictions and have certain registration rights, as described herein.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any), as well as forward purchase shares.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Kirkpatrick, Wagner, Thompson and Ms. Wellman are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from July 20, 2020 (inception) through December 31, 2020 totaled $57,680. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from July 20, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from July 20, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the period from July 20, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 10, 2020, by and among the Company and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters., incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K with the SEC on December 11, 2020.
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
3.2	Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 with the SEC on August 4, 2020.
4.1	Warrant Agreement, dated September 10, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
4.2	Description of Securities.*
10.1	Letter Agreement, dated September 10, 2020, by and among the Company, its officers, its directors and the Sponsor, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
10.2	Investment Management Trust Agreement, dated September 10, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
10.3	Registration Rights Agreement, dated September 10, 2020, by and among the Company and certain security holders, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
10.4	Private Placement Warrants Purchase Agreement, dated September 10, 2020, by and between the Company and the Sponsor, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
10.5	Promissory Note, dated July 20, 2020, issued to the Sponsor, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 with the SEC on July 20, 2020.
10.6	Securities Subscription Agreement, dated July 20, 2020, between the Company and the Sponsor, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 with the SEC on July 20, 2020.
10.7	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A with the SEC on August 21, 2020.
10.8	Form of Forward Purchase Agreement, dated as of September 10, 2020, between the Company and the party listed on the signature page thereto, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A with the SEC on August 21, 2020.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

TWC TECH HOLDINGS II CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TWC Tech Holdings II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TWC Tech Holdings II Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 24, 2021

TWC TECH HOLDINGS II CORP.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$1,483,697
Prepaid expenses	347,532
Total current assets	1,831,229
Investments held in Trust Account	600,053,904
Total Assets	$601,885,133

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$324
Accrued expenses	84,214
Due to related party	5,401
Franchise tax payable	90,411
Total current liabilities	180,350
Deferred underwriting commissions in connection with the initial public offering	21,000,000
Total liabilities	21,180,350

Commitments and Contingencies
Class A common stock; 57,570,478 shares subject to possible redemption at $10.00 per share	575,704,780

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 2,429,522 shares issued and outstanding (excluding 57,570,478 shares subject to possible redemption)	243
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500
Additional paid-in capital	5,180,632
Accumulated deficit	(182,372)
Total stockholders’ equity	5,000,003
Total Liabilities and Stockholders’ Equity	$601,885,133

The accompanying notes are an integral part of these financial statements.

TWC TECH HOLDINGS II CORP.

STATEMENT OF OPERATIONS

For the Period From July 20, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$145,865
Franchise tax expense	90,411
Loss from operations	(236,276)
Gain on investments held in Trust Account	53,904
Net loss	$(182,372)

Basic and diluted weighted average shares outstanding of Class A common stock	60,000,000
Basic and diluted net income per share, Class A	$-
Basic and diluted weighted average shares outstanding of Class B common stock	15,000,000
Basic and diluted net loss per share, Class B	$(0.01)

The accompanying notes are an integral part of these financial statements.

TWC TECH HOLDINGS II CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period From July 20, 2020 (Inception) Through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 20, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	15,093,750	1,509	23,491	-	25,000
Sale of units in initial public offering, gross	60,000,000	6,000	-	-	599,994,000	-	600,000,000
Offering costs	-	-	-	-	(33,637,845)	-	(33,637,845)
Sale of private placement warrants to Sponsor in private placement	-	-	-	-	14,500,000	-	14,500,000
Forfeiture of Class B common stock	-	-	(93,750)	(9)	9	-	-
Common stock subject to possible redemption	(57,570,478)	(5,757)	-	-	(575,699,023)	-	(575,704,780)
Net loss	-	-	-	-	-	(182,372)	(182,372)
Balance – December 31, 2020	2,429,522	$243	15,000,000	$1,500	$5,180,632	$(182,372)	$5,000,003

The accompanying notes are an integral part of these financial statements.

TWC TECH HOLDINGS II CORP.

STATEMENT OF CASH FLOWS

For the Period From July 20, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(182,372)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	1,335
Gain on investments held in Trust Account	(53,904)
Changes in operating assets and liabilities:
Prepaid expenses	(347,532)
Accounts payable	324
Due to related party	5,401
Franchise tax payable	90,411
Net cash used in operating activities	(486,337)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(600,000,000)
Net cash used in investing activities	(600,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	259,094
Repayment of note payable to related party	(263,979)
Proceeds received from initial public offering, gross	600,000,000
Proceeds received from private placement	14,500,000
Offering costs paid	(12,550,081)
Net cash provided by financing activities	601,970,034

Net increase in cash	1,483,697

Cash - beginning of the period	-
Cash - end of the period	$1,483,697

Supplemental disclosure of noncash financing activities:
Forfeiture of Class B common stock	$9
Offering costs included in accrued expenses	$84,214
Offering costs paid through note payable	$3,550
Deferred underwriting commissions in connection with the initial public offering	$21,000,000
Initial value of Class A common stock subject to possible redemption	$575,851,040
Change in initial value of Class A common stock subject to possible redemption	$(146,260)

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 20, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had $1.5 million in its operating bank account, and working capital of approximately $1.7 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $264,000 from the Sponsor pursuant to a Note (defined below, see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note (as defined in Note 4) as of September 15, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 4). As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and any cash held in Trust Account. As of December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 57,570,478 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company does not currently have taxable income but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the period from July 20, 2020 (inception) through December 31, 2020, the Company did not incur income tax expense.

There were no unrecognized tax benefits as of December 31, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $0 for the period from July 20, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $183,000, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

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

Related Party Loans

On July 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $264,000 under the Note and repaid this Note in full on September 15, 2020. As of December 31, 2020, there is an outstanding balance of $5,401 due to True Wind Capital LLC for certain reimbursable expenses and other expenses paid on the Company's behalf.

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

Risks and uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have an effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 60,000,000 shares of Class A common stock outstanding, including 57,570,478 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On July 24, 2020, the Company issued 15,093,750 shares of Class B common stock, including an aggregate of up to 1,968,750 shares of Class B common stock that were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Initial Stockholders do not purchase any Units in the Initial Public Offering). The underwriters partially exercised their over-allotment option on September 15, 2020 and 93,750 Founder Shares were forfeited by the Sponsor accordingly. As of December 31, 2020, there were 15,000,000 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no shares of preferred stock issued or outstanding.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Mutual funds	$600,053,904	$-	$-
		-	-
	$600,053,904	$-	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from July 20, 2020 (inception) through December 31, 2020.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Income Taxes

The income tax provision (benefit) consists of the following:

December 31, 2020
Current
Federal	$(7,666)
State	-
Deferred
Federal	(30,632)
State	-
Valuation allowance	38,298
Income tax provision	$-

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$30,632
Net operating loss carryforwards	7,666
Total deferred tax assets	38,298
Valuation allowance	(38,298)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from July 20, 2020 (date of inception) to December 31, 2020, the valuation allowance was approximately $39,000.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Meals & entertainment	0.0%
Change in fair value of warrant liabilities	0.0%
Change in Valuation Allowance	(21.0)%
Income Taxes Benefit	0.0%

Note 9—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through March 24, 2021, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2021	TWC Tech Holdings II Corp.

	By:	/s/ Adam H. Clammer
		Name:	Adam H. Clammer
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on March 24, 2021.

Name	Position

/s/ Adam H. Clammer	Chief Executive Officer, President and Director
Adam H. Clammer	(Principal Executive Officer)

/s/ James H. Greene, Jr.	Chairman of the Board of Directors
James H. Greene, Jr.

/s/ Rufina Adams	Chief Financial Officer
Rufina Adams	(Principal Financial and Accounting Officer)

/s/ Lee Kirkpatrick	Director
Lee Kirkpatrick

/s/ Scott W. Wagner	Director
Scott W. Wagner

/s/ Darren Thompson	Director
Darren Thompson

/s/ Brandon Van Buren	Director
Brandon Van Buren

/s/ Alexi A. Wellman	Director
Alexi A. Wellman