Form 10-K/A
period 2020-12-31
TWC Tech Holdings II Corp.
filed 2021-05-07
CIK 1819313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

 References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to TWC Tech Holdings II Corp., unless the context otherwise indicates.

This Amendment No. 1 (this “Report”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of TWC Tech Holdings II Corp. for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 24, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Since their issuance on September 15, 2020, our warrants have been accounted for as equity within our balance sheet. After discussion and evaluation and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 3, 2021, the audit committee of the Company, in consultation with its management, concluded that the Company’s previously issued financial statements for the period from July 20, 2020 (inception) through December 31, 2020, and for the period from July 20, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock and should no longer be relied upon.

Historically, our warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants issued on September 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Report to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

We have not amended our previously filed a Current Report on Form 8-K or a Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. This Report continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Report should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

v

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

Business Strategy

Our business strategy is to utilize True Wind Capital’s existing investment identification and evaluation platform to identify and complete our initial business combination with a company that our management believes, with proper utilization of our network and experience, has a compelling potential for value creation through our involvement. The True Wind Capital team leverages their vast investment experience, deep network and technology industry expertise to identify and generate attractive acquisition opportunities among technology companies with overall transaction values between $1.0 billion and $10.0 billion. To the extent the purchase price for any acquisition to be paid in cash exceeds the net proceeds available to us, we may issue debt or equity to consummate the acquisition. Such additional financing may come in the form of bank financings or preferred equity, common equity or debt offerings or a combination of the foregoing. We believe True Wind’s experience and track record, along with its disciplined direct sourcing and thematic research approach, are particularly differentiated, and will enable us to successfully identify and execute an initial business combination. We leverage True Wind Capital’s extensive network of relationships, ranging from senior executives at public and private companies to financial advisory firms around the globe, to assist in the identification of a target for the initial business combination. True Wind Capital intends to dedicate its time and resources to conduct diligence in an effort to complete an initial business combination.

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

Market Opportunity

We are pursuing opportunities with private, high-growth, and high-quality technology companies with an overall transaction value between $1.0 billion and $10.0 billion. Given our management team’s extensive and diverse technology investing experience, we are seeking opportunities in software, hardware, and tech-enabled services businesses across a range of different sectors and end-markets. Furthermore, we are open to combining with businesses that are owned by founders and minority investors, private equity firms, and family-owned businesses. Private technology companies are at the forefront of innovation and have been driving disruption in legacy industries at an unprecedented pace, creating brand new markets and business models in the process. We believe that as these companies continue to scale, their addressable markets continue to expand, and they reach financial maturity, they will make fundamentally attractive long-term investments that will drive shareholder value creation. We believe that our mandate provides us with a broad pool of potential opportunities to complete an initial business combination with.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

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

Our warrants are accounted for as derivative liabilities and are recorded at fair value with changes in fair value for each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 20,000,000 public warrants and, simultaneously with the closing of our initial public offering, we issued in a private placement, 9,666,667 private placement warrants. We are accounting for both the public warrants and the private placement warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the liability related to the warrants, which are accounted for as derivative instruments. Additional factors that impact the value of the warrants as derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

After consultation with our independent registered public accounting firm following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, Class A common stock subject to possible redemption, accumulated deficit and related financial disclosures as of and for the period ended December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from July 20, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Report.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In this Report, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from July 20, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months then ended and for the period from July 20 (inception) through September 30, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement expressing SEC Staff’s view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Since issuance on September 15, 2020, our warrants have been accounted for as equity within our balance sheet, and after discussion and evaluation and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 3, 2021, the audit committee of the Company, in consultation with its management, concluded that the Company’s previously issued financial statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase common stock and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of FASB ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for warrants issued on September 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, and after consultation with our audit committee and independent registered accounting firm, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities.  For more information, see Item 9A included in this Report.

We have not amended our previously filed a Current Report on Form 8-K or a Quarterly Report on Form 10-Q for the periods affected by the restatement.  The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

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

Proposed Business Combination

As more fully disclosed in Note 11 to the financial statement included herein, On April 8, 2021, the Company, Cellebrite DI Ltd., a company organized under the laws of the State of Israel (“Cellebrite”) and Cupcake Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Cellebrite (“Merger Sub”), entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”), providing for, among other things, and subject to the terms and conditions therein, a business combination between the Company and Cellebrite (the “Business Combination”) pursuant to which, among other things, Merger Sub will merge with and into the Company at the Effective Time (as defined in the Business Combination Agreement), with the Company continuing as the surviving entity and as a wholly owned subsidiary of Cellebrite.

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

For the period from July 20, 2020 (inception) through December 31, 2020, we had a net loss of approximately $15,176,000 which consisted of approximately $146,000 in general and administrative costs and approximately $90,000 in franchise tax expense, a $13,647,000 charge for change in fair value of derivative liabilities, and approximately $1,347,000 in financing costs, partly offset by gain on investments held in Trust Account of approximately $54,000.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we allocated approximately $1,347,000 of offering costs to the warrant liabilities which has been recognized as expense. In addition, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from July 20, 2020 (inception) through September 30, 2020 and from July 20, 2020 (inception) through December 31, 2020, the change in fair value of warrants was a decrease of $200,000 and an increase of $13,646,667, respectively.

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

Related Party Loans

On July 20, 2020, our Sponsor agreed to loan us an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to the “Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $264,000 under the Note and repaid this Note in full as of September 15, 2020. As of December 31, 2020, the Company has an outstanding amount of $5,401 payable to True Wind Capital LLC for certain reimbursable expenses and other expenses paid on the Company’s behalf.

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

Derivative Warrant liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 29,666,667 common stock warrants in connection with our Initial Public Offering (20,000,000) and Private Placement (9,666,667) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Restatement of Previously Issued Financial Statements

On May 3, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Report. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on September 15, 2020, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 10, 2020, by and among the Company and Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters., incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K with the SEC on December 11, 2020.
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
3.2	Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 with the SEC on August 4, 2020.
4.1	Warrant Agreement, dated September 10, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
4.2	Description of Securities.***
10.1	Letter Agreement, dated September 10, 2020, by and among the Company, its officers, its directors and the Sponsor, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
10.2	Investment Management Trust Agreement, dated September 10, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC, as trustee, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
10.3	Registration Rights Agreement, dated September 10, 2020, by and among the Company and certain security holders, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
10.4	Private Placement Warrants Purchase Agreement, dated September 10, 2020, by and between the Company and the Sponsor, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.
10.5	Promissory Note, dated July 20, 2020, issued to the Sponsor, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 with the SEC on July 20, 2020.
10.6	Securities Subscription Agreement, dated July 20, 2020, between the Company and the Sponsor, incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 with the SEC on July 20, 2020.
10.7	Form of Indemnity Agreement, incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1/A with the SEC on August 21, 2020.
10.8	Form of Forward Purchase Agreement, dated as of September 10, 2020, between the Company and the party listed on the signature page thereto, incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1/A with the SEC on August 21, 2020.
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith
***	Previously filed

TWC TECH HOLDINGS II CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

TWC Tech Holdings II Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of TWC Tech Holdings II Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

May 6, 2021

TWC TECH HOLDINGS II CORP.

BALANCE SHEET

As Restated – See Note 2

December 31, 2020

Assets:
Current assets:
Cash	$1,483,697
Prepaid expenses	347,532
Total current assets	1,831,229
Investments held in Trust Account	600,053,904
Total Assets	$601,885,133

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$324
Accrued expenses	84,214
Due to related party	5,401
Franchise tax payable	90,411
Total current liabilities	180,350
Deferred underwriting commissions in connection with the initial public offering	21,000,000
Derivative warrant liabilities	48,950,001
Total liabilities	70,130,351

Commitments and Contingencies
Class A common stock; 52,675,478 shares subject to possible redemption at $10.00 per share	526,754,780

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 7,324,522 shares issued and outstanding (excluding 52,675,478 shares subject to possible redemption)	732
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500
Additional paid-in capital	20,173,593
Accumulated deficit	(15,175,822)
Total stockholders’ equity	5,000,002
Total Liabilities and Stockholders’ Equity	$601,885,133

The accompanying notes are an integral part of these financial statements.

TWC TECH HOLDINGS II CORP.

STATEMENT OF OPERATIONS

As Restated – See Note 2

For the Period From July 20, 2020 (Inception) Through December 31, 2020

General and administrative expenses	$145,865
Franchise tax expense	90,411
Loss from operations	(236,276)
Other income (expense)
Gain on investments held in Trust Account	53,904
Financing costs – derivative warrant liabilities	(1,346,780)
Change in fair value of warrant liabilities	(13,646,667)
Net loss	$(15,175,822)

Basic and diluted weighted average shares outstanding of Class A common stock	60,000,000
Basic and diluted net income per share, Class A	$-
Basic and diluted weighted average shares outstanding of Class B common stock	15,000,000
Basic and diluted net loss per share, Class B	$(1.01)

The accompanying notes are an integral part of these financial statements.

TWC TECH HOLDINGS II CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

As Restated – See Note 2

For the Period From July 20, 2020 (Inception) Through December 31, 2020

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 20, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	15,093,750	1,509	23,491	-	25,000
Sale of units in initial public offering, less fair value of public warrants	60,000,000	6,000	-	-	576,194,000	-	576,200,000
Offering costs	-	-	-	-	(32,291,065)	-	(32,291,065)
Excess of cash received over fair value of private placement warrants	-	-	-	-	2,996,670	-	2,996,670
Forfeiture of Class B common stock	-	-	(93,750)	(9)	9	-	-
Common stock subject to possible redemption	(52,675,478)	(5,268)	-	-	(526,749,512)	-	(526,754,780)
Net loss	-	-	-	-	-	(15,175,822)	(15,175,822)
Balance – December 31, 2020	7,324,522	$732	15,000,000	$1,500	$20,173,593	$(15,175,822)	$5,000,003

The accompanying notes are an integral part of these financial statements.

TWC TECH HOLDINGS II CORP.

STATEMENT OF CASH FLOWS

As Restated – See Note 2

For the Period From July 20, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(15,175,822)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	1,335
Gain on investments held in Trust Account	(53,904)
Change in fair value of derivative warrant liabilities	13,646,667
Financing costs – derivative warrant liabilities	1,346,780
Changes in operating assets and liabilities:
Prepaid expenses	(347,532)
Accounts payable	324
Due to related party	5,401
Franchise tax payable	90,411
Net cash used in operating activities	(486,337)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(600,000,000)
Net cash used in investing activities	(600,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	259,094
Repayment of note payable to related party	(263,979)
Proceeds received from initial public offering, gross	600,000,000
Proceeds received from private placement	14,500,000
Offering costs paid	(12,550,081)
Net cash provided by financing activities	601,970,034

Net increase in cash	1,483,697

Cash - beginning of the period	-
Cash - end of the period	$1,483,697

Supplemental disclosure of noncash financing activities:
Forfeiture of Class B common stock	$9
Offering costs included in accrued expenses	$84,214
Offering costs paid through note payable	$3,550
Deferred underwriting commissions in connection with the initial public offering	$21,000,000
Initial value of Class A common stock subject to possible redemption	$540,547,710
Change in initial value of Class A common stock subject to possible redemption	$(13,792,930)
Derivative liabilities in connection with initial public offering and private placement	$35,103,330

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

The Company’s sponsor is TWC Tech Holdings II, LLC, a Delaware limited liability company and an affiliate of certain of the Company’s officers and directors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 10, 2020. On September 15, 2020, the Company consummated its Initial Public Offering of 60,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included 7,500,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $600.0 million, and incurring offering costs of approximately $33.6 million, inclusive of $21.0 million in deferred underwriting commissions (Note 5 and 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,666,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $14.5 million (Note 5).

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions that the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the period from July 20, 2020 (inception) through December 31, 2020, and for the period from July 20, 2020 (inception) through September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Proposed Business Combination

As more fully disclosed in Note 11 to the financial statement included herein, on April 8, 2021, the Company (“TWC”), Cellebrite DI Ltd., a company organized under the laws of the State of Israel (“Cellebrite”) and Cupcake Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Cellebrite (“Merger Sub”), entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”), providing for, among other things, and subject to the terms and conditions therein, a business combination between TWC and Cellebrite (the “Business Combination”) pursuant to which, among other things, Merger Sub will merge with and into TWC at the Effective Time (as defined in the Business Combination Agreement), with the Company continuing as the surviving entity and as a wholly owned subsidiary of Cellebrite.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $1.5 million in its operating bank account, and working capital of approximately $1.7 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $264,000 from the Sponsor pursuant to a Note (defined below, see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note (as defined in Note 5) as of September 15, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 5). As of December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Note 2 —Restatement of Previously Issued Financial Statements

In April 2021, the audit committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase common stock that the Company issued in September 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on September 15, 2020, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on September 15, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock (the “Warrants”) and should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Balance Sheet
Total assets	$601,885,133	$-	$601,885,133
Liabilities and stockholders’ equity
Total current liabilities	$180,350	$-	$180,350
Deferred underwriting commissions	21,000,000	-	21,000,000
Derivative warrant liabilities	-	48,950,001	48,950,001
Total liabilities	21,180,350	48,950,001	70,130,351
Class A common stock, $0.0001 par value; shares subject to possible redemption	575,704,780	(48,950,000)	526,754,780
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	243	489	732
Class B common stock - $0.0001 par value	1,500	-	1,500
Additional paid-in-capital	5,180,632	14,992,961	20,173,593
Accumulated deficit	(182,372)	(14,993,450)	(15,175,822)
Total stockholders’ equity	5,000,003	-	5,000,003
Total liabilities and stockholders’ equity	$601,885,133	$-	$601,885,133

	For the period from July 20, 2020 (inception) through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Operations
Loss from operations	$(236,276)	$-	$(236,276)
Other (expense) income:
Change in fair value of derivative warrant liabilities	-	(13,646,670)	(13,646,667)
Financing costs – derivative warrant liabilities	-	(1,346,780)	(1,346,780)
Interest earned on investments held in Trust Account	53,904	-	53,904
Total other (expense) income	53,904	(14,993,450)	(14,939,546)
Net loss	$(182,372)	$(14,993,450)	$(15,175,822)

Basic and Diluted weighted-average Class A common stock outstanding	60,000,000		60,000,000
Basic and Diluted net loss per Class A share	$-		$-
Basic and Diluted weighted-average Class B common stock outstanding	15,000,000		15,000,000
Basic and Diluted net loss per Class B share	$(0.01)	$(1.00)	$(1.01)

	For the period from July 20, 2020 (inception) through December 31, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Statement of Cash Flows
Net loss	$(182,372)	$(14,993,450)	$(15,175,822)
Adjustment to reconcile net loss to net cash used in operating activities	(52,569)	14,993,450	14,940,881
Net cash used in operating activities	(486,337)	-	(486,337)
Net cash used in investing activities	(600,000,000)	-	(600,000,000)
Net cash provided by financing activities	601,970,034	-	601,970,034

	As of September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$602,386,112	$-	$602,386,112
Liabilities and stockholders’ equity
Total current liabilities	$576,520	$-	$576,520
Deferred underwriting commissions	21,000,000	-	21,000,000
Derivative warrant liabilities	-	35,103,330	35,103,330
Total liabilities	21,576,520	35,103,330	56,679,850
Class A common stock, $0.0001 par value; shares subject to possible redemption	575,809,590	(35,103,330)	540,706,260
Stockholders’ equity
Preferred stock- $0.0001 par value	-	-	-
Class A common stock - $0.0001 par value	242	351	593
Class B common stock - $0.0001 par value	1,500	-	1,500
Additional paid-in-capital	5,075,823	1,146,429	6,222,252
Accumulated deficit	(77,563)	(1,146,780)	(1,224,343)
Total stockholders’ equity	5,000,002	-	5,000,002
Total liabilities and stockholders’ equity	$602,386,112	$-	$602,386,112

	For the period from July 20, 2020 (inception) through September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(77,563)	$-	$(77,563)
Other (expense) income:
Fair value adjustment on derivative warrant liabilities	-	200,000	200,000
Financing costs – derivative warrant liabilities	-	(1,346,780)	(1,346,780)
Interest earned on investments held in Trust Account	-	-	-
Total other (expense) income	-	(1,146,780)	(1,146,780)
Net loss	$(77,563)	$(1,146,780)	$(1,224,343)

Basic and Diluted weighted-average Class A common stock outstanding	60,000,000		60,000,000
Basic and Diluted net loss per Class A share	$-		$-
Basic and Diluted weighted-average Class B common stock outstanding	15,000,000		15,000,000
Basic and Diluted net loss per Class B share	$(0.01)	$0.02	$(0.08)

	For the period from July 20, 2020 (inception) through September 30, 2020
	As Previously	Restatement
	Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(77,563)	$(1,146,780)	$(1,224,343)
Adjustment to reconcile net loss to net cash used in operating activities	1,335	1,146,780	1,148,115
Net cash used in operating activities	(3,490)	-	(3,490)
Net cash used in investing activities	(600,000,000)	-	(600,000,000)
Net cash provided by financing activities	601,990,820	-	601,990,820

In addition, the impact to the balance sheet dated September 15, 2020, filed on Form 8-K on September 21, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in a $35.3 million increase to the derivative warrant liabilities line item at September 15, 2020 and offsetting decrease to the Class A common stock subject to possible redemption mezzanine equity line item. There is no change to total stockholders’ equity at the reported balance sheet date.

Note 3—Summary of Significant Accounting Policies

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

The fair value of the Public Warrants issued in connection with the Public Offering Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequentlyare been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants have been estimated using Black-Scholes.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.3 million is included in financing cost -derivative warrant liabilities in the statement of operations and $32.3 million is included in stockholders’ equity.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

We issued and aggregate of 20,000,000 warrants for Class A common stock in the Initial Public Offering and upon the underwriters’ exercise of a portion of their over-allotment option and issued 9,666,667 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. The fair value of the warrants issued in the Private Placement were estimated using Black-Scholes.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 52,675,478 shares of Class A common stock subject to possible redemption were presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company’s statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $0 for the period from July 20, 2020 (inception) through December 31, 2020, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $15,175,822, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

Note 4—Initial Public Offering

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

Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 5—Related Party Transactions

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

Related Party Loans

On July 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $264,000 under the Note and repaid this Note in full on September 15, 2020. As of December 31, 2020, there is an outstanding balance of $5,401 due to True Wind Capital LLC for certain reimbursable expenses and other expenses paid on the Company’s behalf.

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

Note 6—Commitments and Contingencies

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

Note 7—Derivative Warrant Liabilities

As of December 31, 2020, the Company has 20,000,000 and 9,666,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 8—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2020, there were 60,000,000 shares of Class A common stock outstanding, including 52,675,478 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

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

Note 9—Fair Value Measurements

The Company follows the guidance in FASB ASC Topic 820, “Fair Value Measurements”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust Account:
Mutual funds	$600,053,904	$-	$-
		-	-
Liabilities:
Derivative warrant liabilities - Public	$33,000,000	-	-
Derivative warrant liabilities - Private	$-	$-	$15,950,001

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement as of December 31, 2020.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, are based on the listed market price of such warrants, a Level 1 measurement, as of December 31, 2020. The fair value of the Private Placement Warrants were estimated using Black-Scholes model For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $13.6 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in these valuationsare assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	As of September 15, 2020		As of December 31, 2020
	Public	Private	Private
Volatility	14% - 23%	14% - 23%	19%
Stock price	$9.63 - $9.86	$9.63 - $9.86	$10.54
Expected life of the options to convert	5.75	5.75	5.6
Risk-free rate	0.34%	0.34%	0.45%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from July 20, 2020 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at July 20, 2020 (inception)	$-
Issuance of Public and Private Warrants	35,303,330
Change in fair value of derivative warrant liabilities	13,646,660
Derivative warrant liabilities at December 31, 2020	$48,950,000

Note 10—Income Taxes

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

December 31, 2020
Statutory Federal income tax rate	21.0%
Change in fair value of derivative warrant liabilities	(18.9)%
Financing costs	(1.9)
Change in Valuation Allowance	(0.2)%
Effective Tax Rate	0.0%

Note 11—Subsequent Events

On April 8, 2021, the Company (“TWC”), Cellebrite DI Ltd., a company organized under the laws of the State of Israel (“Cellebrite”) and Cupcake Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Cellebrite (“Merger Sub”), entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”), providing for, among other things, and subject to the terms and conditions therein, a business combination between TWC and Cellebrite (the “Business Combination”) pursuant to which, among other things, Merger Sub will merge with and into TWC at the Effective Time (as defined in the Business Combination Agreement), with TWC continuing as the surviving entity and as a wholly owned subsidiary of Cellebrite.

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur in order to effect the Business Combination:

(i) (a) immediately prior to the Effective Time, the outstanding preferred shares of Cellebrite will be converted into ordinary shares of Cellebrite (“Cellebrite Ordinary Shares” and each, a “Cellebrite Ordinary Share”), (b) immediately following such conversion, Cellebrite will effect a stock split (the “Stock Split”) pursuant to which each Cellebrite Ordinary Share will be converted into a number of Cellebrite Ordinary Shares equal to (A)(x) the equity value of Cellebrite (which will be based on an enterprise valuation of Cellebrite of $1,707,192,607 and certain adjustments thereto as set forth in the Business Combination Agreement), divided by (y) the number of Cellebrite Ordinary Shares (determined on a fully-diluted basis in the manner set forth in the Business Combination Agreement) issued and outstanding following such conversion of preferred shares of Cellebrite, divided by (B) $10.00 (which shall be equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares or other like change or transaction with respect to shares of Class A common stock of TWC occurring prior to the Effective Time) (the “Reference Price”), in each case as calculated pursuant to terms and methodologies set forth in the Business Combination Agreement (the transactions described in the foregoing clauses (a) and (b), the “Capital Restructuring”), (c) immediately prior to the Effective Time, each share of Class B common stock of TWC will be automatically converted into one (1) share of Class A common stock of TWC (a “TWC Share” and the holders thereof, “TWC Stockholders”), and (d) immediately prior to the Effective Time, the Company shares and the Company public warrants comprising each issued and outstanding Company unit shall be automatically separated and the holder thereof shall be deemed to hold one (1) Company Share and 1/3 of one Company public warrant.

(ii) at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended or restated, Merger Sub will merge with and into the Company at the Effective Time (the “Merger”), the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation in the Merger and as a wholly owned subsidiary of Cellebrite;

(iii) at the Effective Time, as a result of the Merger, (a) each Company Share will be converted into the right to receive: (x) an amount of cash equal to the greater of $0 and the quotient of (A)(x) $120,000,000 minus (y) the amount of Company Stockholder redemptions, divided by (B) the number of Company Shares outstanding as of immediately prior to the Effective Time but after the conversion described in sub-clause(i)(c) above (other than any treasury shares of the Company) (the “Per Share Cash Consideration”) and (y) a number of Cellebrite Ordinary Shares equal to the quotient of (A)(x) the Reference Price minus the (y) Per Share Cash Consideration, divided by the (B) Reference Price (the “Per Share Equity Consideration” and together with the Per Share Cash Consideration, the “Merger Consideration”), (b) each warrant of the Company will be converted into a warrant of Cellebrite (“Cellebrite Warrants” and each, a “Cellebrite Warrant”), exercisable for the amount of Merger Consideration that the holder thereof would have received if such warrant had been exercisable and exercised immediately prior to the Business Combination and (c) each option and restricted stock unit of Cellebrite will remain outstanding, subject to adjusted terms to reflect the effect of the Stock Split on Cellebrite Ordinary Shares; and

(iv)  following the Business Combination, holders of Cellebrite Ordinary Shares and vested restricted share units, in each case as of immediately prior to the Effective Time, will be eligible to receive additional Cellebrite Ordinary Shares post-Closing upon the achievement of certain trading price targets, or upon a Change of Control (as defined in the Business Combination Agreement) of Cellebrite, before the five (5) year anniversary of the Closing Date.

On the date of Closing and prior to the conversion of preferred shares of Cellebrite described above, an initial dividend of $21,300,000 will be declared by Cellebrite’s board of directors and paid to the holders of Cellebrite Ordinary Shares and holders of vested restricted stock units of Cellebrite. An additional dividend of $78,700,000 (or such lesser amount as approved by the Israeli district court) would also be payable at such time to the holders of Cellebrite Ordinary Shares and holders of vested restricted stock units if such additional dividend is approved by the Israeli district court.

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) obtaining required approvals of the Business Combination and related matters by the respective stockholders of the Company and Cellebrite, (ii) the effectiveness of the registration statement on Form F-4 filed by Cellebrite in connection with the Business Combination, (iii) receipt of approval for the listing on Nasdaq of Cellebrite Ordinary Shares and Cellebrite Warrants to be issued in connection with the Business Combination, (iv) that Cellebrite has at least $2,000,001 of net tangible assets upon the Closing (after giving effect to any Company Stockholder redemptions), (v) that the Company has at least $5,000,001 of net tangible assets (after giving effect to any Company Stockholder redemptions), (vi) the completion of the Capital Restructuring, (vii) the absence of a continuing Company Material Adverse Effect (as defined in the Business Combination Agreement), (viii) either (a) the issuance of a Transaction Tax Ruling (as defined in the Business Combination Agreement) reasonably satisfactory to the Company or, at Cellebrite’s sole and absolute discretion, the written undertaking of Cellebrite to indemnify Company Stockholders and holders of Company warrants from certain Israeli taxes incurred by such parties, (ix) the amount of cash and cash equivalents in the Company’s trust account (after giving effect to redemptions of Company Shares and payment of Company expenses), together with the aggregate amount actually received from the PIPE Investors (as defined below) pursuant to the PIPE Investment (as defined below), any backstop financing received by the Company prior to the Effective Time, and the amount of cash and cash equivalents held by the Company without restriction outside of its trust account and interest earned on cash held inside of its trust account (less indebtedness or other accrued payment obligations not constituting Company expenses), equaling at least $300,000,000, (x) the accuracy of the each party’s representations and warranties, except generally as would not have a Company Material Adverse Effect or SPAC Material Adverse Effect (as applicable, and in each case as defined in the Business Combination Agreement) and in the case of certain fundamental representations, in all material respects, (xi) compliance with pre-closing covenants in all material respects, (xii) the absence of any legal restraints or injunctions enjoining or prohibiting the consummation of the Business Combination and (xiii) the receipt, expiration or termination of applicable government approvals and antitrust waiting periods.

For additional information see the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021 including the announcement, full Business Combination Agreement and other related agreements.

Management has evaluated subsequent events to determine if events or transactions occurring through May __, 2021, the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2021	TWC Tech Holdings II Corp.

	By:	/s/ Adam H. Clammer
		Name:	Adam H. Clammer
		Title:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities on May 6, 2021.

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