Form 10-Q
period 2021-03-31
TWC Tech Holdings II Corp.
filed 2021-05-17
CIK 1819313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, 60,000,000 shares of Class A common stock, par value $0.0001 per share, and 15,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

TWC TECH HOLDINGS II CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TWC TECH HOLDINGS II CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$1,193,967	$1,483,697
Prepaid expenses	405,533	347,532
Total current assets	1,599,500	1,831,229
Investments held in Trust Account	600,084,372	600,053,904
Total Assets	$601,683,872	$601,885,133

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$40,844	$324
Accrued expenses	1,084,214	84,214
Due to related party	7,945	5,401
Franchise tax payable	49,365	90,411
Total current liabilities	1,182,368	180,350
Deferred underwriting commissions	21,000,000	21,000,000
Derivative warrant liabilities	31,343,330	48,950,000
Total liabilities	53,525,698	70,130,350

Commitments and Contingencies
Class A common stock; 54,315,817 and 52,675,478 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	543,158,170	526,754,780

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 5,684,183 and 7,324,522 shares issued and outstanding (excluding 54,315,817 and 52,675,478 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	568	732
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,500	1,500
Additional paid-in capital	3,770,367	20,173,593
Retained earnings (accumulated deficit)	1,227,569	(15,175,822)
Total stockholders’ equity	5,000,004	5,000,003
Total Liabilities and Stockholders’ Equity	$601,683,872	$601,885,133

The accompanying notes are an integral part of these condensed financial statements.

TWC TECH HOLDINGS II CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$1,184,579
Franchise tax expense	49,168
Loss from operations	(1,233,747)
Other income:
Change in fair value of derivative warrant liabilities	17,606,670
Net gain from investments held in Trust Account	30,468
Net income	$16,403,391

Basic and diluted weighted average shares outstanding of Class A common stock	60,000,000
Basic and diluted net income per share, Class A	$-
Basic and diluted weighted average shares outstanding of Class B common stock	15,000,000
Basic and diluted net income per share, Class B	$1.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWC TECH HOLDINGS II CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional	Retained	Total
	Class A		Class B		Paid-In	Earnings (Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	7,324,522	$732	15,000,000	$1,500	$20,173,593	$(15,175,822)	$5,000,003
Common stock subject to possible redemption	(1,640,339)	(164)	-	-	(16,403,226)	-	(16,403,390)
Net income	-	-	-	-	-	16,403,391	16,403,391
Balance - March 31, 2021 (Unaudited)	5,684,183	$568	15,000,000	$1,500	$3,770,367	$1,227,569	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWC TECH HOLDINGS II CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net income	$16,403,391
Adjustments to reconcile net income to net cash used in operating activities:
Net gain from investments held in Trust Account	(30,468)
Change in fair value of derivative warrant liabilities	(17,606,670)
Changes in operating assets and liabilities:
Prepaid expenses	(58,001)
Accounts payable	40,520
Accrued expenses	1,000,000
Due to related party	2,544
Franchise tax payable	(41,046)
Net cash used in operating activities	(289,730)

Net change in cash	(289,730)

Cash - beginning of the period	1,483,697
Cash - end of the period	$1,193,967

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$16,403,390

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 20, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below) and will be subject to non-cash fluctuations in its statement of operations due to changes in the fair value of its derivative warrant liabilities.

The Company’s sponsor is TWC Tech Holdings II, LLC, a Delaware limited liability company and an affiliate of certain of the Company’s officers and directors (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 10, 2020. On September 15, 2020, the Company consummated its Initial Public Offering of 60,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included 7,500,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $600.0 million, and incurring offering costs of approximately $33.6 million, inclusive of $21.0 million in deferred underwriting commissions (Notes 4 and 5).

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from July 20, 2020 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2020 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on May 7, 2021.

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

Proposed Business Combination

As more fully disclosed in Note 9 to the unaudited condensed financial statements included herein, on April 8, 2021, the Company (“TWC”), Cellebrite DI Ltd., a company organized under the laws of the State of Israel (“Cellebrite”) and Cupcake Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Cellebrite (“Merger Sub”), entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”), providing for, among other things, and subject to the terms and conditions therein, a business combination between TWC and Cellebrite (the “Business Combination”) pursuant to which, among other things, Merger Sub will merge with and into TWC at the Effective Time (as defined in the Business Combination Agreement), with the Company continuing as the surviving entity and as a wholly owned subsidiary of Cellebrite.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1.2 million in its operating bank account, and working capital of approximately $417,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $264,000 from the Sponsor pursuant to a Note (defined below, see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note (as defined in Note 4) as of September 15, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 4). As of March 31, 2021, there were no amounts outstanding under the Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021, there were no cash equivalents held outside the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000, and any investments held in Trust Account. As of March 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, due to related party, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

The fair value of the Public Warrants issued in connection with the Public Offering Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants has been estimated using Black-Scholes.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statement of operations. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

We issued an aggregate of 20,000,000 warrants for Class A common stock in the Initial Public Offering and upon the underwriters’ exercise of a portion of their over-allotment option and issued 9,666,667 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model. The fair value of the warrants issued in the Private Placement were estimated using Black-Scholes.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 54,315,817 and 52,675,478 shares of Class A common stock subject to possible redemption were presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $253,000, and $38,000, respectively, each of which had a full valuation allowance recorded against them.

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company does not currently have taxable income but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company did not incur income tax expense.

There were no unrecognized tax benefits as of March 31, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s unaudited condensed statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $0 for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net income of approximately $16.4 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent accounting standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Related Party Loans

On July 20, 2020, the Sponsor agreed to loan the Company an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $264,000 under the Note and repaid this Note in full on September 15, 2020. As of March 31, 2021 and December 31, 2020, there is an outstanding balance of $7,945 and $5,401 due to True Wind Capital LLC, respectively, for certain reimbursable expenses and other expenses paid on the Company’s behalf.

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

Note 6—Derivative Warrant Liabilities

As of March 31, 2021 and December 31, 2020, the Company has 20,000,000 and 9,666,667 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 60,000,000 shares of Class A common stock outstanding, including 54,315,817 shares and 52,675,478 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed balance sheet, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 15,000,000 shares of Class B common stock outstanding.

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

Note 8—Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Mutual funds	$600,084,372	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$21,000,000	$-	$-
Derivative warrant liabilities - Private	$-	$-	$10,343,330

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Mutual funds	$600,053,904	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$33,000,000	$-	$-
Derivative warrant liabilities - Private	$-	$-	$15,950,001

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels in the three months ended March 31, 2021.

Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, are based on the listed market price of such warrants, a Level 1 measurement, as of March 31, 2021. The fair value of the Private Placement Warrants were estimated using Black-Scholes model. For the three months ended March 31, 2021, the Company recognized a gain to the statement of operations resulting from a decrease in the fair value of liabilities of approximately $17.6 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in these valuations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates:

	As of December 31, 2020	As of March 31, 2021
Volatility	19%	16%
Stock price	$10.54	$9.82
Expected life of the options to convert	5.6	5.48
Risk-free rate	0.45%	1.03%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from July 20, 2020 (inception) through March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$48,950,000
Change in fair value of derivative warrant liabilities	(17,606,670)
Derivative warrant liabilities at March 31, 2021	$31,343,330

Note 9—Subsequent Events

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

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that, other than contained herein, all such events that would require recognition or disclosure have been recognized or disclosed.

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

Proposed Business Combination

As more fully disclosed in Note 9 to the unaudited condensed financial statements included herein, on April 8, 2021, the Company, Cellebrite DI Ltd., a company organized under the laws of the State of Israel (“Cellebrite”) and Cupcake Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Cellebrite (“Merger Sub”), entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”), providing for, among other things, and subject to the terms and conditions therein, a business combination between the Company and Cellebrite (the “Business Combination”) pursuant to which, among other things, Merger Sub will merge with and into the Company at the Effective Time (as defined in the Business Combination Agreement), with the Company continuing as the surviving entity and as a wholly owned subsidiary of Cellebrite.

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of approximately $16.4 million, which consisted of approximately $17.6 million of change in fair value of derivative warrant liabilities and approximately $30,000 of net gain from investments held in Trust Account approximately, offset by $1.2 million of general and administrative costs, and approximately $49,000 of franchise tax expense.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.2 million in our operating bank account and working capital of approximately $417,000.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, our Sponsor advanced approximately $264,000 to us under a promissory note (the “Note”). The Company repaid the Note in full as of September 21, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of March 31, 2021, there were no amounts outstanding under the Working Capital Loan.

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

Related Party Loans

On July 20, 2020, our Sponsor agreed to loan us an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to the “Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $264,000 under the Note and repaid this Note in full as of September 15, 2020. As of March 31, 2021 and December 31, 2020, we have an outstanding amount of $7,945 and $5,401 payable to True Wind Capital LLC, respectively, for certain reimbursable expenses and other expenses paid on the Company’s behalf.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 54,315,817 and 52,675,478 shares of Class A common stock subject to possible redemption were presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s balance sheets.

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

We issued 29,666,667 common stock warrants in connection with our Initial Public Offering (20,000,000) and Private Placement (9,666,667) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently, are determined by reference to the listed trading price. The fair value of the warrants issued in the Private Placement were estimated using Black-Scholes.

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

Our unaudited condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share of common stock, basic and diluted for shares of Class A common stock are calculated by dividing the income (loss) earned on investments held in the Trust Account, net of applicable taxes and working capital amounts available to be withdrawn from the Trust Account, which was $0 for the three months ended March 31, 2021, by the weighted average number of Class A common stock outstanding for the period. Net loss per share of common stock, basic and diluted for shares of Class B common stock is calculated by dividing the net loss of approximately $16.4 million, less income attributable to Class A common stock by the weighted average number of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from July 20, 2020 (inception) through March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes, except for the following, with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2020, as amended, filed with the SEC on May 7, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Conditions in Israel could materially and adversely affect our business as a wholly owned subsidiary of Cellebrite following the Business Combination.

Upon consummation of the Business Combination, the Company will be a wholly owned subsidiary of Cellebrite, a company organized under the laws of the State of Israel. Many of the employees of Cellebrite, including certain management members, operate from offices located in Israel. In addition, a number of Cellebrite officers and directors are residents of Israel and Cellebrite has a small assembly facility in Israel. Accordingly, political, economic, and military conditions in Israel and the surrounding region may directly affect Cellebrite’s business and operations. In recent years including 2021, Israel has been engaged in sporadic armed conflicts with terrorist and military groups. Further, certain countries have threatened Israel and may be developing nuclear weapons. In recent years including 2021, some of these hostilities were accompanied by missiles being fired from the Gaza Strip against civilian targets in various parts of Israel, including areas in which Cellebrite employees and some Cellebrite consultants are located, and which potentially negatively affected business conditions in Israel. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect Cellebrite’s operations and results of operations, which in turn could similarly affect the financial condition of the Company.

Cellebrite’s commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that the Israeli government coverage will be maintained or that it will sufficiently cover Cellebrite’s potential damages. Any losses or damages incurred as a result could have a material adverse effect on Cellebrite’s business. Any armed conflicts or continued political instability in the region would likely negatively affect business conditions and could harm Cellebrite’s results of operations, which in turn could similarly affect the financial condition of the Company.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on Cellebrite’s operating results, financial condition or the expansion of Cellebrite’s business. A campaign of boycotts, divestment and sanctions has been undertaken against Israel, which could also adversely impact Cellebrite’s business, which in turn could similarly affect the financial condition or reputation of the Company.

In addition, many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Cellebrite’s operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect Cellebrite’s business, prospects, financial condition and results of operations, which in turn could similarly affect the financial condition of the Company.

As a wholly owned subsidiary of Cellebrite following the Business Combination, Cellebrite’s international operations may expose us to business, political and economic risks that could cause our operating results to suffer.

Upon consummation of the Business Combination, the Company will be a wholly owned subsidiary of Cellebrite, a company organized under the laws of the State of Israel. Cellebrite intends to continue to make efforts to increase their international operations and anticipates that its international sales will continue to account for a significant portion of their revenue. These international operations are subject to certain risks and costs, including the difficulty and expense of administering business and compliance abroad, differences in business practices, compliance with domestic and foreign laws (including without limitation domestic and international import and export laws and regulations and the Foreign Corrupt Practices Act, including potential violations by acts of agents or other intermediaries), costs related to localizing solutions for foreign markets, costs related to translating and distributing software solutions in a timely manner, costs related to increased financial accounting and reporting burdens and complexities, longer sales and collection cycles for accounts receivables, failure of laws or courts to protect our intellectual property rights adequately, local competition, and economic or political instability and uncertainties, including inflation, recession, interest rate fluctuations and actual or anticipated military or geopolitical conflicts, including those that have impacted Israel in 2021. In addition, regulatory limitations regarding the repatriation of Cellebrite’s earnings may adversely affect the transfer of cash earned from foreign operations. Significant international sales may also expose Cellebrite to greater risk from political and economic instability, unexpected changes in Israeli, U.S. or other governmental policies concerning import and export of goods and technology, regulatory requirements, tariffs and other trade barriers. Additionally, international earnings may be subject to taxation by more than one jurisdiction, which may materially adversely affect Cellebrite’s effective tax rate. Also, international expansion may be difficult, time consuming, and costly for Cellebrite. These risks and their potential impacts may be exacerbated by the ongoing COVID-19 pandemic (see Note 5). As a result, if revenue from international operations do not offset the expenses of establishing and maintaining foreign operations, Cellebrite’s business, operating results and financial condition will suffer, which in turn could similarly affect the financial condition of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q. There has been no material change in the planned use of the proceeds from the Company’s initial public offering and private placement as is described in the Company’s final prospectus, dated September 10, 2020.

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

TWC TECH HOLDINGS II CORP.

Date: May 17, 2021	By:	/s/ Adam H. Clammer
		Name:	Adam H. Clammer
		Title:	Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Rufina A. Adams
		Name:	Rufina A. Adams
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

