Form 10-Q
period 2021-06-30
TWC Tech Holdings II Corp.
filed 2021-08-13
CIK 1819313

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, 60,000,000 shares of Class A common stock, par value $0.0001 per share, and 15,000,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

TWC TECH HOLDINGS II CORP.

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

TWC TECH HOLDINGS II CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$865,728	$1,483,697
Prepaid expenses	370,246	347,532
Total current assets	1,235,974	1,831,229
Investments held in Trust Account	600,131,947	600,053,904
Total Assets	$601,367,921	$601,885,133

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$46,157	$324
Accrued expenses	2,070,000	84,214
Due to related party	27,874	5,401
Franchise tax payable	45,130	90,411
Total current liabilities	2,189,161	180,350
Deferred underwriting commissions	21,000,000	21,000,000
Derivative warrant liabilities	52,809,530	48,950,000
Total liabilities	75,998,691	70,130,350

Commitments and Contingencies

Class A common stock; 52,036,922 and 52,675,478 shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	520,369,220	526,754,780

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 7,963,078 and 7,324,522 shares issued and outstanding (excluding 52,036,922 and 52,675,478 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	796	732
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 15,000,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,500	1,500
Additional paid-in capital	26,573,303	20,173,593
Accumulated deficit	(21,575,589)	(15,175,822)
Total stockholders’ equity	5,000,010	5,000,003
Total Liabilities and Stockholders’ Equity	$601,367,921	$601,885,133

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWC TECH HOLDINGS II CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$1,334,669	$2,519,249
Franchise tax	49,863	99,031
Loss from operations	(1,384,532)	(2,618,280)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(21,466,200)	(3,859,530)
Net gain from investments held in Trust Account	47,574	78,043
Net loss	$(22,803,158)	$(6,399,767)

Basic and diluted weighted average shares outstanding of Class A common stock	60,000,000	60,000,000
Basic and diluted net income per share, Class A common stock	$-	$-
Basic and diluted weighted average shares outstanding of Class B common stock	15,000,000	15,000,000
Basic and diluted net loss per share, Class B common stock	$(1.52)	$(0.43)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWC TECH HOLDINGS II CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - January 1, 2021	7,324,522	$732	15,000,000	$1,500	$20,173,593	$(15,175,822)	$5,000,003
Change in value of Class A common stock subject to possible redemption	(1,640,339)	(164)	-	-	(16,403,226)	-	(16,403,390)
Net income	-	-	-	-	-	16,403,391	16,403,391
Balance - March 31, 2021	5,684,183	568	15,000,000	1,500	3,770,367	1,227,569	5,000,004
Reduction of offering costs	-	-	-	-	14,214	-	14,214
Change in value of Class A common stock subject to possible redemption	2,278,895	228	-	-	22,788,722	-	22,788,950
Net loss	-	-	-	-	-	(22,803,158)	(22,803,158)
Balance - June 30, 2021	7,963,078	$796	15,000,000	$1,500	$26,573,303	$(21,575,589)	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWC TECH HOLDINGS II CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(6,399,767)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(78,043)
Change in fair value of derivative warrant liabilities	3,859,530
Changes in operating assets and liabilities:
Prepaid expenses	(22,714)
Accounts payable	45,833
Accrued expenses	2,000,000
Due to related party	22,473
Franchise tax payable	(45,281)
Net cash used in operating activities	(617,969)

Net decrease in cash	(617,969)

Cash - beginning of the period	1,483,697
Cash - end of the period	$865,728

Supplemental disclosure of noncash financing activities:
Change in value of Class A common stock subject to possible redemption	$(6,385,560)
Reduction of offering costs	$14,214

The accompanying notes are an integral part of these unaudited condensed financial statements.

TWC TECH HOLDINGS II CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 20, 2020 (inception) through June 30, 2021 relates to the Company’s formation and Initial Public Offering as defined below described below, and the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering and placed in Trust Account (as defined below) and will be subject to non-cash fluctuations in its statement of operations due to changes in the fair value of its derivative warrant liabilities.

On April 8, 2021, the Company entered into a Business Combination Agreement (as defined below), as discussed below.

The Company’s sponsor is TWC Tech Holdings II, LLC (the “Sponsor”), a Delaware limited liability company and an affiliate of certain officers and directors of the Company. The registration statement for the Company’s initial public offering (the “Initial Public Offering”) was declared effective on September 10, 2020. On September 15, 2020, the Company consummated its Initial Public Offering of 60,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), which included 7,500,000 Units issued pursuant to the partial exercise by the underwriters of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $600.0 million, and incurring offering costs of approximately $33.6 million, inclusive of $21.0 million in deferred underwriting commissions (Notes 4 and 5).

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

The Company will provide the holders (the “Public Stockholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Business Combination in connection with a stockholder meeting called to approve the Business Combination. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions that the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with the Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules, and each Public Stockholder may elect to redeem their Public Shares, irrespective of whether they vote for or against the proposed transaction. However, the Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. When the Company seeks stockholder approval in connection with the Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined below) and any Public Shares purchased during or after the Initial Public Offering in favor of the Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of the Business Combination.

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

Proposed Business Combination

On April 8, 2021, the Company, Cellebrite DI Ltd., a company organized under the laws of the State of Israel (“Cellebrite”) and Cupcake Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Cellebrite (“Merger Sub”), entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”), providing for, among other things, and subject to the terms and conditions therein, a Business Combination between the Company and Cellebrite (pursuant to which, among other things, Merger Sub will merge with and into the Company at the Effective Time (as defined in the Business Combination Agreement), with the Company continuing as the surviving entity and as a wholly owned subsidiary of Cellebrite.

The Business Combination Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur in order to effect the Business Combination:

(i) (a) immediately prior to the Effective Time, the outstanding preferred shares of Cellebrite will be converted into ordinary shares of Cellebrite (“Cellebrite Ordinary Shares” and each, a “Cellebrite Ordinary Share”), (b) immediately following such conversion, Cellebrite will effect a stock split (the “Stock Split”) pursuant to which each Cellebrite Ordinary Share will be converted into a number of Cellebrite Ordinary Shares equal to (A)(x) the equity value of Cellebrite (which will be based on an enterprise valuation of Cellebrite of $1,707,192,607 and certain adjustments thereto as set forth in the Business Combination Agreement), divided by (y) the number of Cellebrite Ordinary Shares (determined on a fully-diluted basis in the manner set forth in the Business Combination Agreement) issued and outstanding following such conversion of preferred shares of Cellebrite, divided by (B) $10.00 (which shall be equitably adjusted for stock splits, reverse stock splits, stock dividends, reorganizations, recapitalizations, reclassifications, combination, exchange of shares or other like change or transaction with respect to shares of Class A common stock of the Company occurring prior to the Effective Time) (the “Reference Price”), in each case as calculated pursuant to terms and methodologies set forth in the Business Combination Agreement (the transactions described in the foregoing clauses (a) and (b), the “Capital Restructuring”), (c) immediately prior to the Effective Time, each share of Class B common stock of the Company will be automatically converted into one (1) share of Class A common stock of the Company (a “Company Share”), and (d) immediately prior to the Effective Time, the Company Shares and the Company Public Warrants (as defined below) comprising each issued and outstanding Company unit shall be automatically separated and the holder thereof shall be deemed to hold one (1) Company Share and 1/3 of one Company Public Warrant;

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

(iii) at the Effective Time, as a result of the Merger, (a) each Company Share will be converted into the right to receive: (x) an amount of cash equal to the greater of $0 and the quotient of (A)(x) $120,000,000 minus (y) the amount of Company Stockholder redemptions, divided by (B) the number of Company Shares outstanding as of immediately prior to the Effective Time but after the conversion described in sub-clause(i) (c) above (other than any treasury shares of the Company) (the “Per Share Cash Consideration”) and (y) a number of Cellebrite Ordinary Shares equal to the quotient of (A)(x) the Reference Price minus the (y) Per Share Cash Consideration, divided by the (B) Reference Price (the “Per Share Equity Consideration” and together with the Per Share Cash Consideration, the “Merger Consideration”), (b) each warrant of the Company will be converted into a warrant of Cellebrite (“Cellebrite Warrants” and each, a “Cellebrite Warrant”), exercisable for the amount of Merger Consideration that the holder thereof would have received if such warrant had been exercisable and exercised immediately prior to the Business Combination and (c) each option and restricted stock unit of Cellebrite will remain outstanding, subject to adjusted terms to reflect the effect of the Stock Split on Cellebrite Ordinary Shares; and

(iv) following the Business Combination, holders of Cellebrite Ordinary Shares and vested restricted share units, in each case as of immediately prior to the Effective Time, will be eligible to receive additional Cellebrite Ordinary Shares post-Closing upon the achievement of certain trading price targets, or upon a Change of Control (as defined in the Business Combination Agreement) of Cellebrite, before the five (5) year anniversary of the Closing Date.

On the date of Closing and prior to the conversion of preferred shares of Cellebrite described above, an initial dividend of $21,300,000 will be declared by Cellebrite’s board of directors and paid to the holders of Cellebrite Ordinary Shares and holders of vested restricted stock units of Cellebrite. An additional dividend of $78,700,000 (which was approved by the Israeli district court on May 23, 2021) will also be payable at such time to the holders of Cellebrite Ordinary Shares and holders of vested restricted stock units.

The Business Combination Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) obtaining required approvals of the Business Combination and related matters by the respective stockholders of the Company and Cellebrite, (ii) the effectiveness of the registration statement on Form F-4 filed by Cellebrite in connection with the Business Combination, (iii) receipt of approval for the listing on Nasdaq of Cellebrite Ordinary Shares and Cellebrite Warrants to be issued in connection with the Business Combination, (iv) that Cellebrite has at least $2,000,001 of net tangible assets upon the Closing (after giving effect to any Company Stockholder redemptions), (v) that the Company has at least $5,000,001 of net tangible assets (after giving effect to any Company Stockholder redemptions), (vi) the completion of the Capital Restructuring, (vii) the absence of a continuing Company Material Adverse Effect (as defined in the Business Combination Agreement), (viii) either (a) the issuance of a Transaction Tax Ruling (as defined in the Business Combination Agreement) reasonably satisfactory to the Company or, at Cellebrite’s sole and absolute discretion, the written undertaking of Cellebrite to indemnify Company Stockholders and holders of Company warrants from certain Israeli taxes incurred by such parties, (ix) the amount of cash and cash equivalents in the Company’s Trust Account (after giving effect to redemptions of Company Shares and payment of Company expenses), together with the aggregate amount actually received from the PIPE investor pursuant to the PIPE investment, any backstop financing received by the Company prior to the Effective Time, and the amount of cash and cash equivalents held by the Company without restriction outside of its Trust Account and interest earned on cash held inside of its Trust Account (less indebtedness or other accrued payment obligations not constituting Company expenses), equaling at least $300,000,000, (x) the accuracy of the each party’s representations and warranties, except generally as would not have a Company Material Adverse Effect or SPAC Material Adverse Effect (as applicable, and in each case as defined in the Business Combination Agreement) and in the case of certain fundamental representations, in all material respects, (xi) compliance with pre-closing covenants in all material respects, (xii) the absence of any legal restraints or injunctions enjoining or prohibiting the consummation of the Business Combination and (xiii) the receipt, expiration or termination of applicable government approvals and antitrust waiting periods.

For additional information see the Company’s Current Report on Form 8-K filed with the SEC on April 8, 2021 including the announcement, full Business Combination Agreement and other related agreements.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $866,000 in its operating bank account and working capital deficit of approximately $953,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $264,000 from the Sponsor pursuant to a Note (defined below, see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note (as defined in Note 4) as of September 15, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021, there were no cash equivalents held outside the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000, and any investments held in Trust Account. As of June 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, due to related party, and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and subsequently have been measured based on the listed market price of such warrants. The fair value of the Private Placement Warrants has been estimated using Black-Scholes option pricing model.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Shares of Class A common stock of the Company feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 52,036,922 and 52,675,478 shares of Class A common stock subject to possible redemption were presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax asset of approximately $533,000, and $38,000, respectively, each of which had a full valuation allowance recorded against them.

The Company complies with the accounting and reporting requirements of FASB ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company does not currently have taxable income but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company did not incur income tax expense.

There were no unrecognized tax benefits as of June 30, 2021. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Share of Common Stock

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$47,574	$78,043
Less: Company’s portion available to be withdrawn to pay taxes	(47,574)	(78,043)
Net income attributable	$-	$-
Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	60,000,000	60,000,000
Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Class B common stock
Numerator: Net income (loss) minus net income allocable to Class A common stock
Net income (loss)	$(22,803,158)	$(6,399,767)
Net income allocable to Class A common stock	-	-
Net income (loss) attributable	$(22,803,158)	$(6,399,767)
Denominator: Weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	15,000,000	15,000,000
Basic and diluted net loss per share, Class B common stock	$(1.52)	$(0.43)

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

As of June 30, 2021 and December 31, 2020, there is an outstanding balance of $27,874 and $5,401 due to True Wind Capital LLC, respectively, for certain reimbursable expenses and other expenses paid on the Company’s behalf.

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

Note 5—Commitments and Contingencies

Forward Purchase Agreements

In connection with the consummation of the Initial Public Offering, the Company had entered into forward purchase agreements with certain institutional accredited investors (“Forward Purchasers”) that would have provided for the aggregate purchase of at least $100,000,000 of Class A common stock at $10.00 per share, in a private placement that would have closed concurrently with the closing of the Business Combination. The Forward Purchasers’ commitments under the forward purchase agreements were subject to certain conditions described in the prospectus for the Initial Public Offering. The obligations under the forward purchase agreements would not have depended on whether any shares of Class A common stock were redeemed by the Company’s Public Stockholders. The Forward Purchasers would not have received any Founder Shares or warrants as part of the forward purchase agreements. The forward purchase shares would have been identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except that the forward purchase shares would have been subject to certain transfer restrictions and have certain registration rights. On April 8, 2021, these forward purchase agreements were terminated.

Share Purchase Agreement

Concurrently with the termination of the forward purchase agreements, the Company along with certain shareholders of Cellebrite entered into a share purchase agreement with certain accredited institutional investors on April 8, 2021 that will provide for an aggregate purchase price of $300 million or 30,000,000 ordinary shares at $10 per share of the post Business Combination entity.

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

Note 6—Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company had 20,000,000 Public Warrants and 9,666,667 Private Placement Warrants outstanding.

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

Note 7—Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 60,000,000 shares of Class A common stock outstanding, including 52,036,922 shares and 52,675,478 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying unaudited condensed balance sheet, respectively.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 15,000,000 shares of Class B common stock outstanding.

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

Note 8—Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Mutual funds	$600,131,947	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$34,700,000	$-	$-
Derivative warrant liabilities - Private	$-	$-	$18,109,530

December 31, 2020

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets held in Trust Account:
Mutual funds	$600,053,904	$-	$-
Liabilities:
Derivative warrant liabilities - Public	$33,000,000	$-	$-
Derivative warrant liabilities - Private	$-	$-	$15,950,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels in the three and six months ended June 30, 2021.

Level 1 instruments include investments in mutual funds invested in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the Public Warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model and for periods subsequent to the detachment of the Public Warrants from the Units, the fair value of the Public Warrants is based on the listed market price of such warrants, a Level 1 measurement, as of June 30, 2021. The fair value of the Private Placement Warrants was estimated using Black-Scholes option pricing model. For the three and six months ended June 30, 2021, the Company recognized a loss to the statement of operations resulting from an increase in the fair value of liabilities of approximately $21.5 million and $3.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The estimated fair value of the Private Placement Warrants, and the Public Warrants, prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in these valuations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs utilized to measure the fair value of the Private Placement Warrants at the measurement dates:

	As of December 31, 2020	As of March 31, 2021	As of June 30, 2021
Volatility	19%	16%	25%
Stock price	$10.54	$9.82	$9.93
Expected life of the options to convert	5.6	5.48	5.25
Risk-free rate	0.45%	1.03%	0.91%
Dividend yield	0.0%	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the Private Placement Warrants for the period from January 1, 2021 through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$15,950,000
Change in fair value of derivative warrant liabilities	(5,606,670)
Derivative warrant liabilities at March 31, 2021	10,343,330
Change in fair value of derivative warrant liabilities	7,766,200
Derivative warrant liabilities at June 30, 2021	$18,109,530

Note 9—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or September 15, 2022, (or 27 months from the closing of the Initial Public Offering if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination within 24 months from the closing of the Initial Public Offering, or December 15, 2022) (the “Combination Period”), we will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest (net of amounts withdrawn to fund our working capital requirements, subject to an annual limit of $500,000, and/or to pay for the Company’s taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish rights of holders of the Public Shares (the “Public Stockholders”) as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

As more fully disclosed in Note 1 to the unaudited condensed financial statements included herein, on April 8, 2021, the Company, Cellebrite DI Ltd., a company organized under the laws of the State of Israel (“Cellebrite”) and Cupcake Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Cellebrite (“Merger Sub”), entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”), providing for, among other things, and subject to the terms and conditions therein, a Business Combination between the Company and Cellebrite pursuant to which, among other things, Merger Sub will merge with and into the Company at the Effective Time (as defined in the Business Combination Agreement), with the Company continuing as the surviving entity and as a wholly owned subsidiary of Cellebrite.

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, consisted of the search for a target for an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $22.8 million, which consisted of approximately $21.5 million of change in fair value of derivative warrant liabilities, approximately $1.3 million of general and administrative costs, and approximately $50,000 of franchise tax expense, offset by approximately $48,000 of net gain from investments held in Trust Account.

For the six months ended June 30, 2021, we had a net loss of approximately $6.4 million, which consisted of approximately $3.9 million of change in fair value of derivative warrant liabilities, $2.5 million of general and administrative costs, and approximately $99,000 of franchise tax expense, offset by approximately $78,000 of net gain from investments held in Trust Account.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $866,000 in our operating bank account and working capital deficit of approximately $953,000.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”), to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, our Sponsor advanced approximately $264,000 to us under a promissory note (the “Note”). The Company repaid the Note in full as of September 21, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of June 30, 2021, there were no amounts outstanding under the Working Capital Loan.

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

We continue to evaluate the impact of the COVID-19 pandemic and have concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related Party Loans

On July 20, 2020, our Sponsor agreed to loan us an aggregate of up to $350,000 to cover expenses related to the Initial Public Offering pursuant to the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed approximately $264,000 under the Note and repaid this Note in full as of September 15, 2020.

As of June 30, 2021 and December 31, 2020, we have an outstanding amount of $27,874 and $5,401 payable to True Wind Capital LLC, respectively, for certain reimbursable expenses and other expenses paid on the Company’s behalf.

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

Commitments and Contingencies

Forward Purchase Agreements

In connection with the consummation of the Initial Public Offering, we had entered into forward purchase agreements with certain institutional accredited investors (“Forward Purchasers”) that would have provided for the aggregate purchase of at least $100,000,000 of Class A common stock at $10.00 per share, in a private placement that would have closed concurrently with the closing of the Business Combination. The Forward Purchasers’ commitments under the forward purchase agreements were subject to certain conditions described in the prospectus for the Initial Public Offering. The obligations under the forward purchase agreements would not have depended on whether any shares of Class A common stock were redeemed by our Public Stockholders. The Forward Purchasers would not have received any Founder Shares or warrants as part of the forward purchase agreements. The forward purchase shares would have been identical to the shares of Class A common stock included in the Units being sold in the Initial Public Offering, except that the forward purchase shares would have been subject to certain transfer restrictions and have certain registration rights. On April 8, 2021, these forward purchase agreements were terminated.

Share Purchase Agreement

Concurrently with the termination of the forward purchase agreements, we along with certain shareholders of Cellebrite entered into a share purchase agreement with certain accredited institutional investors on April 8, 2021 that will provide for an aggregate purchase price of $300 million or 30,000,000 ordinary shares at $10 per share of the post Business Combination entity.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our shares of Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 52,036,922 and 52,675,478 shares of Class A common stock subject to possible redemption were presented as temporary equity, respectively, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Monte Carlo model in a risk-neutral framework. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2021 is determined using Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Share of Common Stock

Our condensed statements of operations include a presentation of net income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (the “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the warrants we issued in September 2020 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC Staff issued the SEC Staff Statement. The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in September 2020.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes, except for the following, with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2020, as amended, filed with the SEC on May 7, 2021 and our Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the SEC on May 17, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report. There has been no material change in the planned use of the proceeds from the Company’s Initial Public Offering and Private Placement as is described in the Company’s final prospectus, dated September 10, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of April 8, 2021, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K with the SEC on April 8, 2021.

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.

3.2	Bylaws, incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 with the SEC on August 4, 2020.

4.1	Warrant Agreement, dated September 10, 2020, by and between the Company and American Stock Transfer & Trust Company, LLC, as warrant agent, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K with the SEC on September 15, 2020.

10.1	Sponsor Support Agreement, dated as of April 8, 2021, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K with the SEC on April 8, 2021.

10.2	Form of Cellebrite Shareholders Support Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K with the SEC on April 8, 2021.

10.3	Form of Share Purchase Agreement, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K with the SEC on April 8, 2021.

10.4	Form of Redemption and Voting Agreement, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K with the SEC on April 8, 2021.

10.5	Form of Investor Rights Agreement, incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K with the SEC on April 8, 2021.

10.6	Form of Amended Articles, incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K with the SEC on April 8, 2021.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File

*	Filed herein.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWC TECH HOLDINGS II CORP.

Date: August 13, 2021	By:	/s/ Adam H. Clammer
		Name:	Adam H. Clammer
		Title:	Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Rufina A. Adams
		Name:	Rufina A. Adams
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)